Form 10-Q
period 2013-06-30
PowerMedChairs
filed 2013-08-19
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-55018

PowerMedChairs

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8221 E. Washington Street, Chagrin Falls, OH	44023
(Address of principal executive offices)	(Zip Code)

(440) 543-4645

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

There were 2,710,000 shares of Common Stock outstanding as of August 19, 2013.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2013

Part I. Financial Information

Item 1. Financial Statements

PowerMedChairs

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 21,741	$ 31,991
Prepaid expense	16,477	10,000
Total current assets	38,218	41,991

TOTAL ASSETS	$ 38,218	$ 41,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ -
Total current liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of
6/30/2013 and 3/31/2013, respectively
Additional paid-in capital	49,465	49,465
Deficit accumulated during development stage	(13,957)	(10,184)
Total stockholders' equity	38,218	41,991
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 38,218	$ 41,991

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2013	From February 22, 2013 (inception) to June 30, 2013
Revenue	$ -	$ -

Operating expenses:
General & administrative	3,773	13,957
Total expenses	3,773	13,957

Loss from operations	(3,773)	(13,957)

Net (Loss)	$ (3,773)	$ (13,957)

Weighted average number of common	2,710,000
shares outstanding- basic

Net loss per share	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30, 2013	From February 22, 2013 (inception) to June 30, 2013
OPERATING ACTIVITIES
Net loss	$ (3,773)	$ (13,957)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(6,477)	(16,477)
Cash (used) by operating activities	(10,250)	(30,434)

FINANCING ACTIVITIES
Sale of common stock	-	2,500
Contributed capital	-	49,675
Net cash provided by financing activities	-	52,175

NET INCREASE IN CASH	(10,250)	21,741
CASH - BEGINNING OF THE PERIOD	31,991	-
CASH - END OF THE PERIOD	$ 21,741	$ 21,741

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form S-1 Registration Statement.

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

June 30, 2013

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $13,957 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended March 31, 2013.

Results of Operations

Overview of Current Operations

PowerMedChairs was incorporated in the State of Nevada on February 22, 2013, under the name PowerMedChairs. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. We are a development stage company. From our inception to date, we have generated no revenues, and our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to re-build wheelchairs in disrepair, market our services and sell wheelchairs.

On March 26, 2013, the company formed a subsidiary named PowerMedChairs Shareholder Acquisition Corporation. This subsidiary acquired the control block of 25,000,000 shares of Tropical PC, Inc. a dormant Nevada corporation for $10,000 cash. This control block represent 99.2% of the issued and outstanding shares of Tropical PC. After the 25,000,000 shares were acquired by PowerMedChairs, by a Board Resolution, they were cancelled. The remaining shareholders of Tropical PC, representing 210,000 shares exchanged their shares on a one-for-one basis for shares in the subsidiary. When the subsidiary collapsed into PowerMedChairs, each of the subsidiary’s shareholders received a one-for-one share exchange of PowerMedChairs shares. These newly issued shares were issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, on the basis that the transaction does not involve a public offering.

Our Business

PowerMedChairs plans to rebuild primarily electric/power wheelchairs in disrepair. Electric wheelchairs are for people who need support for their upper body and who are unable to move a manual chair with their arms and hands. A power chair has a more supportive seat and often a headrest for people who are not able to hold themselves upright. The electric wheelchair consists of a number of mechanical and electric components that need to be replaced every few year. In most cases, it is much more cost effective to repair a broken electric wheelchair than replace the entire unit.

Products and Services

A wheelchair is a chair with wheels, designed to be a replacement for walking. The device comes in variations where it is propelled by motors or by the seated occupant turning the rear wheels by hand. Often there are handles behind the seat for someone else to do the pushing. Wheelchairs are used by people for whom walking is difficult or impossible due to illness (physiological or physical), injury, or disability

Everyday manual wheelchairs come in two major designs-folding or rigid. The rigid chairs, which are increasingly preferred by active users, have permanently welded joints and many fewer moving parts. This reduces the energy required to push the chair by eliminating many points where the chair would flex as it moves. Welding the joints also reduces the overall weight of the chair. Rigid chairs typically feature instant-release rear wheels and backrests that fold down flat, allowing the user to dismantle the chair quickly for storage in a car.

The primary design of a rigid wheelchair is to fit the body of the user. The primary design of a folding wheelchair is to fold. Folding wheelchairs are generally boxy, while rigid wheelchairs conform to the shape of the body. For example, with a rigid chair, one can taper the design to conform to the body shape (large at the hips, narrow at the knees) which can hold the users’ body in place. Also the aluminum between the knees and footrest can be tapered (wider at the knees, narrow at the feet) holding the feet in place. With a folding chair, you cannot taper it or it would not close completely

Rigid wheelchairs generally have more configurations and adjustments then folding chairs. Most folding wheelchairs have limits in their configurations and adjustments. For example, many folding wheelchairs do not allow for adjusting the angle between the backrest and the seat.

Many rigid models are now made with ultralight materials such as aircraft aluminium and titanium. Another innovation in rigid chair design is the installation of polymer shock absorbers, which cushion the bumps over which the chair rolls. These shock absorbers may be added to the front wheels or to the rear wheels, or both. Rigid chairs also have the option for their rear wheels to have a camber. Wheels can have a camber, or tilt, which angles the tops of the wheels in toward the chair. This allows for better propulsion by the user which is desired by long-term users. Sport wheelchairs have large camber angles to improve stability.

An electric-powered wheelchair is a wheelchair that is moved via the means of an electric motor and navigational controls, usually a small joystick mounted on the armrest, rather than manual power. For users who cannot manage a manual joystick, headswitches, chin-operated joysticks, sip-and-puff or other specialist controls may allow independent operation of the wheelchair

A power-assisted wheelchair is a recent development that uses the frame & seating of a typical manual chair while replacing the standard rear wheels with wheels that have small battery-powered motors in the hubs. A floating rim design senses the pressure applied by the users push & activates the motors proportionately. This results in the convenience, small size & light-weight of a manual chair while providing motorized assistance for rough/uneven terrain & steep slopes that would otherwise be difficult or impossible to navigate, especially by those with limited upper-body function.

We plan to rebuild wheelchairs in disrepair. These wheelchairs can be highly customized for the user's needs. Such customizations may encompass the seat dimensions, height, seat angle (also called seat dump or squeeze), footrests, leg rests, front caster outriggers, adjustable backrests and controls. Additional customizations can include various optional accessories, such as anti-tip bars or wheels, safety belts, adjustable backrests, tilt and/or recline features, extra support for limbs or neck, mounts or carrying devices for crutches, walkers or oxygen tanks, drink holders, and clothing protectors. Based on management’s past experience with A&A Medical Supply in repairing wheelchairs, the time needed to rebuild a wheelchair will take us 5-6 weeks, which includes the time needed to obtain prior approval from the patient’s insurance company. The basic cost to rebuild a wheel chair can be $2,000. If we were to add special features (tilt or recline chair) to the wheelchair, the price could increase by an additional $3,000.

Recent technological advances are improving wheelchairs and its technology. Some wheelchairs, incorporate gyroscopic technology and other advances, enabling the chair to balance and run on only two of its four wheels on some surfaces, thus raising the user to a height comparable to a standing person. They can also incorporate stair-climbing and four-wheel-drive feature motorized assists for hand-powered chairs are becoming more available and advanced.

Wheelchair Reimbursement

The company is directly affected by government regulation and reimbursement policies in virtually every State in which the company operates. In the United States, the growth of health care costs has increased at rates in excess of the rate of inflation and as a percentage of GDP for several decades. A number of efforts to control the federal deficit have impacted reimbursement levels for government sponsored health care programs, and private insurance companies and state Medicaid programs peg their reimbursement levels to Medicare.

Reimbursement guidelines in the home health care industry have a substantial impact on the nature and type of equipment an end-user can obtain and, thus, affect the product mix, pricing and payment patterns of the company’s customers who are medical equipment users. Management believes its technical expertise will allow it to respond to ongoing regulatory reimbursement changes. However, the issues described above will likely continue to have significant impacts on the pricing of the company’s products.

Medicare Wheelchair Reimbursement

Manual wheelchairs are considered "Durable Medical Equipment" under Medicare guidelines. Most of the cost of a wheelchair will be covered under your Original Medicare Part B plan. A wheelchair user will have to pay 20 percent and meet your yearly Part B deductible. In order for a wheelchair to be covered under Medicare, the requirements are:

•         It must be medically necessary, as determined by a doctor

•         A physician has documented this information for Medicare

•         The patient has a "Certificate of Necessity" (like a prescription)

•         The patient must purchase your wheelchair from a Medicare-approved supplier

Prior Approval

Before the Company can begin work on rebuilding a wheelchair, it must contact the patient’s insurance provider. The insurance provider, based on the age, condition, and cost to repair the wheelchair will make a decision to approve the repairs. In many cases, where the power wheelchair is more than five (5) years old, the insurance carrier will not approve the repairs and recommend the patient purchases a new wheelchair.

Marketing Strategy

Our sole officer/director is also CEO of A&A Medical Supply, LLC, based at the same address as our company in Ohio. A&A Medical Supply, LLC is a growing medical supply company that services in the medical supply needs to patients in the Cleveland, OH area. PowerMedChairs entered into a separate Service Agreement with A&A Medical Supply to rebuild the wheelchairs brought into its shop for repairs. Currently, A&A Medical Supply receives approximately thirty (30) broken wheelchairs per month. There are no assurances, this number of repairs will remain at this level.

Additionally, the Company plans to market its services to doctors, therapists, home health care agencies in the Ohio, Eastern Indiana and Northern Kentucky areas. It is these health care provides that are the first to recognize a wheelchair in disrepair. The marketing to these individuals, will take place by sending them sales brochure on what the Company can do, and speaking directly with these providers.

If the Company’s can move its business forward, management would consider building and marketing its own branded wheelchair.

COMPETITION

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with many other competitors who perform wheelchair repairs, all of which have significantly greater personnel, financial, and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Moreover, as the demand for wheelchairs increases, new companies may enter the market and the influx of added competition will pose an increased risk to our Company. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources. In addition, increased competition and increased demand may create a stress on the wheelchair manufacturers, output capabilities, which may lead to increased prices, which would also harm our ability to compete in the wheelchair market.

INTELLECTUAL PROPERTY

We rely or plan to rely on a combination of trademark, copyright, trade secret and patent laws in the United States, as well as confidentiality procedures and contractual provisions to protect our wheelchair proprietary repair methodologies and any new wheelchair brand we might develop in the future. We currently have no pending patents nor trademarks.

From time to time, we expect that we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of its intellectual property rights could harm the existing business, the brand and reputation, and the ability of the business to compete on a going forward basis. Also, protecting our intellectual property rights could be costly and time consuming.

Employees

We currently has no employees, our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

Property

Our corporate headquarters are located at: 8221 E. Washington Street, Chagrin Falls, OH 44023. We do not own any real property. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Results of Operations for the three months ended June 30, 2013

During the three month period ended June 30, 2013, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending June 30, 2013, we experienced a net loss of $3,773. The net loss for the three months ending June 30, 2013 was attributed to $3,773 in general & administrative expenses. There is no comparison to last year, as we were incorporated on February 22, 2013.

The Company used net cash in operations of $(10,250) during the three month period ended June 30, 2013. From inception to June 30, 2013, the Company used net cash in operations of $(30,434). The Company used no net cash in investing activities since its inception. The Company generated no cash from financing activities for the three months ending. The Company did generate $52,175 in net cash from financing activities from inception to June 30, 2013.

Revenues

The Company has generated no revenues since its inception. As of June 30, 2013, the Company had an accumulated deficit of $(13,957) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of June 30, 2013, we have $21,741 cash on hand and prepaid expenses of $16,477. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheechairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur upon becoming a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

If we experience losses in our first year of business operations, we do not believe such losses would prevent us from continuing our operations for our first year, based on our current cash reserves. If and when the time comes that we seek funding, we plan to rely on equity sales of our common shares in order to continue to fund our business operations. And, we would have to issue equity or enter into a strategic arrangement with a third party. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or other financing to fund our business operations. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the June 30, 2012 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

We do not anticipate performing any product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of June 30, 2013, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of August 19, 2013, the Company has 2,710,000 shares of common stock issued and outstanding. As of June 30, 2013, the Company had current assets of $38,218 (cash and cash equivalents) and no current liabilities.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. In order for the Company to remain a Going Concern it will need to find additional capital or generate revenues. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Management believes the Company has sufficient cash assets to fund its operations and keep the Company fully reporting for the next twelve (12) months, without seeking additional outside funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of ourmanagement and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)      lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)      insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Registration Statement on Form S-1 for the fiscal year ended March 31, 2013 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

The Company filed its initial Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission on May 23, 2013. The Registration Statement was declared effective on August 2, 2013.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at June 30, 2013 (unaudited), and March 31, 2013 (audited).

(2) Unaudited Interim Condensed Statements of Operations for the three-month period ended June 30, 2013, and the period from inception to June 30, 2013.

(3) Unaudited Interim Condensed Statements of Cash Flows for the three-month period ended June 30, 2013, and the period from inception to June 30, 2013..

(4) Notes to the Unaudited Condensed Interim financial statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PowerMedChairs Registrant

Date: August 19, 2013	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer