Form 10-Q
period 2013-09-30
PowerMedChairs
filed 2013-11-13
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 2,710,000 shares of Common Stock outstanding as of November 12, 2013.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2013

Part I. Financial Information

Item 1. Financial Statements

PowerMedChairs

(A Development Stage Company)

Condensed Balance Sheet

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 21,271	$ 31,991
Prepaid expense	12,477	10,000
Total current assets	33,748	41,991

TOTAL ASSETS	$ 33,748	$ 41,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ -
Total current liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of
9/30/2013 and 3/31/2013, respectively
Additional paid-in capital	49,465	49,465
Deficit accumulated during development stage	(18,427)	(10,184)
Total stockholders' equity	33,748	41,991
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 33,748	$ 41,991

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2013	For the six months ended September 30, 2013	From February 22, 2013 (inception) to September 30, 2013
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	4,470	8,243	18,427
Total expenses	4,470	8,243	18,427

Loss from operations	(4,470)	(8,243)	(18,427)

Net (Loss)	$ (4,470)	$ (8,243)	$ (18,427)

Weighted average number of common	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended September 30, 2013	From February 22, 2013 (inception) to September 30, 2013
OPERATING ACTIVITIES
Net loss	$ (8,243)	$ (18,427)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(2,477)	(12,477)
Cash (used) by operating activities	(10,720)	(30,904)

FINANCING ACTIVITIES
Sale of common stock	-	2,500
Contributed capital	-	49,675
Net cash provided by financing activities	-	52,175

NET INCREASE IN CASH	(10,720)	21,271
CASH - BEGINNING OF THE PERIOD	31,991	-
CASH - END OF THE PERIOD	$ 21,271	$ 21,271

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2013

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $18,427 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Results of Operations for the six months ended September 30, 2013

During the six month period ended September 30, 2013, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2013, we experienced a net loss of $4,470. The net loss for the three months ending September 30, 2013 was attributed to $4,470 in general & administrative expenses.

For the six months ending September 30, 2013, we experienced a net loss of $8,243. The net loss for the six months ending September 30, 2013 was attributed to $8,243 in general & administrative expenses. There is no comparison to last year, as we were incorporated on February 22, 2013.

The Company used net cash in operations of $(10,720) during the six month period ended September 30, 2013. From inception to September 30, 2013, the Company used net cash in operations of $(30,904). The Company used no net cash in investing activities since its inception. The Company generated no cash from financing activities for the six months ending. The Company did generate $52,175 in net cash from financing activities from inception to September 30, 2013.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2013, the Company had an accumulated deficit of $(18,427) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of September 30, 2013, we have $21,271 cash on hand and prepaid expenses of $12,477. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheechairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur upon becoming a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the March 31, 2013 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of September 30, 2013, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of November 12, 2013, the Company has 2,710,000 shares of common stock issued and outstanding. As of September 30, 2013, the Company had current assets of $33,748 (cash and cash equivalents) and no current liabilities.

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

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

On October 30, 2013, the Company's stock was cleared for quotation on the OTC-BB under the stock symbol: PCHA. As of the date of the Quarterly Report, there have been no trades of the Company's stock.

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

PowerMedChairs Registrant

Date: November 12, 2013	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer