Form 10-Q
period 2013-12-31
PowerMedChairs
filed 2014-02-14
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

There were 2,710,000 shares of Common Stock outstanding as of February 12, 2014.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2013

Part I. Financial Information

Item 1. Financial Statements

PowerMedChairs

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 20,321	$ 31,991
Prepaid expense	8,477	10,000
Total current assets	28,798	41,991

TOTAL ASSETS	$ 28,798	$ 41,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ -
Total current liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of
12/31/2013 and 3/31/2013, respectively
Additional paid-in capital	49,465	49,465
Deficit accumulated during development stage	(23,377)	(10,184)
Total stockholders' equity	28,798	41,991
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 28,798	$ 41,991

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended December 31, 2013	For the nine months ended December 31, 2013	From February 22, 2013 (inception) to December 31, 2013
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	4,950	13,193	23,377
Total expenses	4,950	13,193	23,377

Loss from operations	(4,950)	(13,193)	(23,377)

Net (Loss)	$ (4,950)	$ (13,193)	$ (23,377)

Weighted average number of common	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31, 2013	From February 22, 2013 (inception) to December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (13,193)	$ (23,377)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Prepaid expense	1,523	(8,477)
Cash (used) by operating activities	(11,670)	(31,854)

FINANCING ACTIVITIES
Sale of common stock	-	2,500
Contributed capital	-	49,675
Net cash provided by financing activities	-	52,175

NET INCREASE IN CASH	(11,670)	20,321
CASH - BEGINNING OF THE PERIOD	31,991	-
CASH - END OF THE PERIOD	$ 20,321	$ 20,321

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2013 audited financial statements. The results of operations for the period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

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

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2013

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $23,377 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Results of Operations for the nine months ended December 31, 2013

During the nine month period ended December 31, 2013, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending December 31, 2013, we experienced a net loss of $4,950. The net loss for the three months ending December 31, 2013 was attributed to $4,950 in general & administrative expenses.

For the nine months ending December 31, 2013, we experienced a net loss of $13,193. The net loss for the nine months ending December 31, 2013 was attributed to $13,193 in general & administrative expenses. There is no comparison to last year, as we were incorporated on February 22, 2013.

The Company used net cash in operations of $(11,670) during the nine month period ended December 31, 2013. From inception to December 31, 2013, the Company used net cash in operations of $(31,854). The Company used no net cash in investing activities since its inception. The Company generated no cash from financing activities for the nine months ending. The Company did generate $52,175 in net cash from financing activities from inception to December 31, 2013.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2013, the Company had an accumulated deficit of $(23,377) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of December 31, 2013, we had $20,321 cash on hand and prepaid expenses of $8,477. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheechairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur upon becoming a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

As of December 31, 2013, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of February 12, 2014, the Company has 2,710,000 shares of common stock issued and outstanding. As of December 31, 2013, the Company had current assets of $28,798 (cash and cash equivalents) and no current liabilities.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On October 30, 2013, our stock was cleared for quotation on the OTC-BB under the stock symbol: PCHA. There has been limited trading of the stock, and there are no assurances an active trading market will develop.

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

PowerMedChairs Registrant

Date: February 12, 2014	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer