Form 10-K
period 2014-03-31
PowerMedChairs
filed 2014-07-15
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-55018

PowerMedChairs

(Exact name of registrant as specified in its charter)

_________________

Nevada	46-2111820
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8221 E. Washington Street, Chagrin Falls, OH	44023
(Address of principal executive offices)	(Zip Code)

(440) 543-4645

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at January 21, 2014, computed by reference to the last sale of $0.55 per-share price quoted on the OTC-BB was $112,200.

There were 2,710,000 shares of Common Stock issued and outstanding as of July 15, 2014.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• inability to identify new customers;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "PowerMedChairs," "the Company," "we," "us," and "our" refer to PowerMedChairs.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at PowerMedChairs, 8221 E. Washington Street, Chagrin Falls, OH 44023.

PART I

ITEM 1. BUSINESS

History and Organization

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Our plan of operation is to re-build primarily electric/power wheelchairs in disrepair. We plan to market our services to repair and sell wheelchairs. Electric wheelchairs are for people who need support for their upper body and who are unable to move a manual chair with their arms and hands. The electric wheelchair consists of a number of mechanical and electric components that need to be replaced every few year. In most cases, it is much more cost effective to repair a broken electric wheelchair than replace the entire unit. The Company plans to market its services to doctors, therapists, home health care agencies in the Ohio, Eastern Indiana and Northern Kentucky areas.

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;
5
·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Investors should be aware that we will be subject to the "Penny Stock" rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares. Please see the disclosures under "Penny Stock Regulations" on Page 23 of this Prospectus for more information.

Business of Issuer

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

The primary design of a rigid wheelchair is to fit the body of the user. The primary design of a folding wheelchair is to fold. Folding wheelchairs are generally boxy, while rigid wheelchairs conform to the shape of the body. For example, with a rigid chair, one can taper the design to conform to the body shape (large at the hips, narrow at the knees) which can hold the users’ body in place. Also the aluminum between the knees and footrest can be tapered (wider at the knees, narrow at the feet) holding the feet in place. With a folding chair, you cannot taper it or it would not close completely.

Who is the right customer for a rigid wheelchair?

Someone who:

•         Has good upper body strength

•         Wants to be independent

•         Is young and active (5-50 years)

•         Sees their wheelchair as part of their body and not just a piece of furniture

Who is the right customer for a folding wheelchair? Someone who:

•         Will never be independent or has no upper body strength

•         Has minimal upper body strength or coordination

•         Is very young (0-4) or older (60-90 years)

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

An electric-powered wheelchair is a wheelchair that is moved via the means of an electric motor and navigational controls, usually a small joystick mounted on the armrest, rather than manual power. For users who cannot manage a manual joystick, headswitches, chin-operated joysticks, sip-and-puff or other specialist controls may allow independent operation of the wheelchair.

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

There are three common frame failure points on a manual wheelchair.

  The Cross-Brace. The cross-brace beneath the wheelchair is a prime site for failure. Many wheelchairs have two circular or square cross-braces that are connected by a bolt. Fatigue cracks can form near that bolt's hole on either cross-brace and ultimately cause the brace to fail. Cracks can also start at the welds that connect the cross-braces to the horizontal seat tubes. This renders the wheelchair inoperable and the entire cross-brace must then be replaced.

  The Caster Connections. Another common failure point is where the casters connect to the frame at the front of the wheelchair. Casters are connected to the frame either by bolts or welds. The bolt holes are areas of high stress concentrations and can often crack. Generated by everyday use, the forces or pressure on the casters are transmitted directly to the connecting bolts. This places a high amount of stress on the frame, which is already weakened by the bolt hole. Welds are also commonly used to attach the caster to the frame. Failures at or around the welds are common. A failure of this type renders the wheelchair useless and a new frame must be installed.

  The seat/backrest interface. The tubing that forms the area that holds the wheelchair seat connects to the tubing that forms the backrest. This is most often accomplished through welding or brazing. Brazing means a filler material was used to join two base materials. The filler material is different than the base materials. It has a lower melting point. Unlike normal welding, the base material does not reach its melting point during the process. This prevents changes in the properties of the base materials due to heating. During propulsion, the cyclic or repetitive force exerted on the backrest is transmitted to this joint. When the chair is propelled, it rocks back and forth against the backrest. This force is exerted on the backrest during every propulsion stroke. Because of this, high stress concentrations can develop at the weld and lead to failure. When this happens, the wheelchair becomes inoperable and a new frame is required.

Industry Background

An estimated 1.6 million Americans residing outside of institutions use wheelchairs, according to 199495 data from the National Health Interview Survey on Disability (NHIS-D) based on a study undertaken in 2002 and which relied upon data from 1994-1995. (A description of the NHIS-D and of the methods used in this analysis can be found in the report on which this abstract is based: Kaye, H.S., Kang, T., and LaPlante, M.P. 2000. Mobility Device Use in the United States. Disability Statistics Report 14. Washington, D.C: U.S. Department of Education, National Institute on Disability and Rehabilitation Research.) Most (1.5 million) use manual devices, with only 155,000 people using electric wheelchairs. Wheelchair users are among the most visible members of the disability community, experiencing among the highest levels of activity limitation and functional limitation and among the lowest levels of employment.

The proportion of the population using wheelchairs increases sharply with age by far the highest rates are found among the elderly population: 2.9 percent of those aged 65 or older use wheelchairs, or about 900,000 people. Women comprise a significant majority (58.8 percent) of wheelchair users, with 0.7 percent of the female population using a manual or electric wheelchair, compared to 0.5 percent of males. Much of the difference in rates is explained by the greater average longevity of women, coupled with the much higher rates of mobility device use among the elderly.

According to the U.S. Department of Commerce, Economics and Statistics Administration, U.S. Census Bureau, report entitled “Americans With Disabilities: 2005,” issued December 2008, people aged 15 and older, 27.4 million (11.9 percent) had difficulty with ambulatory activities of the lower body.. About 22.6 million people (9.8 percent) had difficulty walking a quarter of a mile; 12.7 million were not able to perform this activity. About 21.8 million people or (9.4 percent) had difficulty climbing a flight of stairs; 7.4 million of them were not able to do it at all. Roughly 3.3 million people (1.4 percent) used a wheelchair or similar device and 10.2 million (4.4 percent) used a cane, crutches, or walker to assist with mobility.

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

RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

From our inception on February 22, 2013 through March 31, 2014, our audited financials show we have generated no revenues and we have incurred a net loss of $(29,141). As of March 31, 2014, our audited financials show we had $18,557 in cash on hand, and $4,477 in prepaid expenses, for total current assets of $23,034, total liabilities of $0, an accumulated deficit of $(29,141) and total stockholders' equity of $23,034. We are subject to all of the risks inherent in the establishment of a new business enterprise. Our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to re-build wheelchairs in disrepair, market our services and sell wheelchairs. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

2. We expect losses in the future because we have insufficient revenue to offset losses.

As we have not generated any revenues, we are expecting losses over the next 12 months because we do not have sufficient revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unable to reverse our losses, we will have to discontinue operations.

3. WE EXPECT LOSSES OVER THE NEXT YEAR AND WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We expect to generate losses until such a time when we can become profitable in the distribution and selling of wheelchairs. As of the date of this filing, we cannot provide an estimate of the amount of time it will take to become profitable.

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In order for us to carry out our intended business plan, management believes that we need to raise approximately $200,000 over a two year period. Management anticipates that the $200,000 will go towards acquiring wheelchair components and parts, marketing its services and building its infrastructure. The Company anticipates obtaining the required funding through equity investment in the company. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing made available to our Company. If we obtain the anticipated amount of financing through the offering of our equity securities, this will result in substantial dilution to our existing shareholders, and should be considered a serious risk of investment.

4. OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We may require additional capital to finance our growth, purchase wheelchair components and build our infrastructure. Our capital requirements may be influenced by many factors, including:

•         the demand for our wheelchairs;

•         the level and timing of revenue;

•         the expenses of sales and marketing and new product development;

•         the cost to accommodate a growing workforce;

•         the extent to which competitors are successful in developing new products and increasing their market shares; and

•         the costs involved in maintaining inventory.

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.

5. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

6. WE EXPECT OUR OPERATING EXPENSES TO INCREASE, AND THIS MAY AFFECT PROFIT MARGINS AND THE MARKET VALUE OF THE COMPANY’S COMMON STOCK.

The Company expects to significantly increase its operating expenses to expand its business and marketing operations, and to increase its level of capital expenditures to further develop and maintain its wheelchair repair operations. Such increases in operating expense levels and capital expenditures may adversely affect the Company’s operating results and profit margins, which may in turn significantly affect the market value of the Company’s common stock. There can be no assurance that the Company will, one day, achieve profitability or generate sufficient profits from its wheelchair business operations in the future.

7. OUR LARGEST SHAREHOLDER OWNS APPROXIMATELY 55.3% OF THE CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.

Our largest shareholder, Anton Yeranossian, our sole officer and director, beneficially has the right to vote approximately 55.3% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

a.       election of our board of directors;

b.      removal of any of our directors;

c.       amendment of our Articles of Incorporation or bylaws; and

d.      adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position as officer/director in the Company, Anton Yeranossian has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

8. CURRENT ECONOMIC CONDITIONS MAY PREVENT US FROM GENERATING REVENUE.

Our ability to generate or sustain revenues is dependent on a number of factors relating to discretionary consumer spending for wheelchairs. These include economic conditions and consumer perceptions of such conditions by consumers, employment, the rate of change in employment, the level of consumers' disposable income and income available for discretionary expenditure, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where the Company operates.

The United States is currently recovering from an economic downturn, the extent and duration of which cannot be currently predicted with any degree of reasonable certainty, and which business environment includes record low levels of consumer confidence due, in part, to job losses. Due to these factors, consumers are less likely to purchase non-essential goods, including the Company’s products. If the current economic conditions do not improve, we may not achieve or be able to maintain profitability, which may negatively affect the liquidity and market price of our common stock.

In addition, as a result of the economic downturn in the United States, credit and private financing is becoming difficult to obtain at reasonable rates, if at all. Until we achieve profitability at sufficient levels, if at all, we will be required to obtain loans and/or private financings to develop and sustain its operations. If we are unable to achieve such capital infusions on reasonable terms, if at all, its operations may be negatively affected.

9. SINCE OUR SOLE OFFICER DOES NOT DEVOTE HIS FULL TIME TO THE COMPANY, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Anton Yeranossian, the sole officer/director of PowerMedChairs does not plan to devote all of his time to the Company's operations. He also works for A&A Medical Supply has its Chief Executive Officer. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities. His other activities will prevent him from devoting full-time to PowerMedChairs 's operations which could slow our operations and may reduce its financial results because of the slow down in operations.

Anton Yeranossian plans to devote approximately 10-hours a week to the Company’s business operations. The Company has no other employees. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Mr. Yeranossian. Mr. Yeranossian intends to limit his role with PowerMedChairs until such time as the Company can generate a sufficient level of revenues and cash flows to support new personnel. If he is unable to fulfill any aspect of his duties to the company, PowerMedChairs may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business. If Mr. Yeranossian began working on other projects it could take away from the time he currently spends working on our business operations and could create a potential conflict of interest.

We have not formulated a plan to resolve any possible conflict of interest with his other business activities. We do not have any employment agreement in place with Mr. Yeranossian, which means he is not obligated to continue to work for the Company and can resign his position whenever he is inclined to do so.

10. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required to market its services and rebuild wheelchairs. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

11. If wheelchair component prices increase, our margins may shrink.

If the price of the components to rebuild wheelchairs increase, it will negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices in the component materials for the parts we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and as they increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of product as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

12. If WHEELCHAIR COMPONENTS from our suppliers are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales would decline and our reputation could be harmed.

Our success depends on our ability for our suppliers to fulfill orders and to promptly deliver wheelchair components to us. Our suppliers are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not presently have a formal disaster recovery plan in the event operations at our component supplies are interrupted. Any interruptions with our suppliers for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

13. Because wheelchair are made from metals and plastics, we face the risk of interruption of supply or increase in costs, which would harm our business and results of operation.

Wheelchairs are made from metals (steel, aluminum and titanium) and plastics. As a result, we face the risk of interruption of supply or increase in cost. The competition for metals and plastics could be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if suppliers have adequate supplies of plastics and metals to produce wheelchairs, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide products of inadequate quality, or provide them at prices, which reduce our profit. Any problems we face with regard to the supply of plastics and metals can be expected to affect our ability to source products, which could have a material adverse effect on our financial condition, business, results of operations, and continued growth prospects.

14. Establishing a CUSTOMER BASE requires effective marketing, which may take a long period of time.

Our principal business strategy is to rebuild wheelchairs in disrepair. The marketing of our wheelchair services is highly dependent on creating favorable consumer perception. Competitors have significantly greater advertising resources and experience and enjoy well-established brand names. There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception for our brand.

15. We may not be able to compete with current and potential competitors, some of who have greater resources and experience than we do.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with other companies that rebuild wheelchairs, all of which have significantly greater personnel, financial, and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Moreover, as the demand for wheelchair repair increases, new companies may enter the market and the influx of added competition will pose an increased risk to our Company. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources. In addition, increased competition and increased demand may create a stress on the wheelchair repairs, which may lead to increased prices, which would also harm our ability to compete in the wheelchair market.

16. We could be subject to significant and costly product liability claims.

We could be subject to significant product liability claims if the work we perform causes injury or illness. We do not have liability insurance with respect to product liability claims. The costs associated with product liability claims and product recalls could significantly reduce our operating results.

17. NATURAL DISASTERS OR ACTS OF TERRORISM COULD DISRUPT SERVICES.

Storms, earthquakes, drought, floods or other natural disasters or acts of terrorism may result in reduced revenues or property damage of our wheelchair components. Disasters may also cause economic dislocations throughout the country. In addition, natural disasters or acts of terrorism may increase the volatility of financial results, either due to increased costs caused by the disaster with partial or no corresponding compensation from clients.

Other issues and uncertainties may include:

  New accounting pronouncements or changes in accounting policies;

  Labor shortages that adversely affect our ability to employ entry level personnel;

  Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients; and

  The resignation, termination, death or disability of one or more key executives that adversely affects client retention or day-to-day management.

18. The adoption of healthcare reform in the United States may adversely affect the company’s business, results of operations and/or financial condition.

Significant reforms to the healthcare system were adopted as law in the United States in March 2010. This new law includes provisions that reduce and/or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose new and/or increased taxes. The impact of this law and these proposals could have a material adverse effect on the company’s business, results of operations and/or financial condition.

19. Changes in government and other third-party payor reimbursement levels and practices could continue negatively impact the company’s revenues and profitability.

We anticipate that our customers, as individual patients, will be reimbursed for wheelchair repair services from third-party-payors. Third party-payors may include Medicare and Medicaid, private insurance plans and managed care programs. Most of these programs set maximum reimbursement levels for wheelchair products sold and reimbursement of costs of repairs of wheelchairs. If third-party payors deny coverage, make the reimbursement process or documentation requirements more uncertain or further reduce their current levels of reimbursement, or if the company’s costs of production increase faster than increases in reimbursement levels, the company may be unable to sell its services in repairing or selling wheelchairs on a profitable basis.

Changes in state or federal Medicaid programs to reimbursement policies, and any additional unfavorable reimbursement policies or budgetary cuts that may be adopted in the future, could adversely affect the demand for the company’s repair services or wheelchair products that are dependent on reimbursement from the government-funded programs. The percentage of the company’s overall sales that are dependent on Medicare or other insurance programs may increase as the portion of the U.S. population over age 65 continues to grow, making the company more vulnerable to reimbursement level reductions by these organizations. Reduced government reimbursement levels also could result in reduced private payor reimbursement levels because some third-party payors index their reimbursement schedules to Medicare fee schedules. Reductions in reimbursement levels also may affect the profitability of the company’s customers and ultimately force some customers without strong financial resources to go out of business. The reductions that went into effect recently may prove to be so dramatic that some of the company’s customers may not be able to adapt quickly enough to survive.

The impact of government reimbursement policies could have a material adverse effect on the company’s business, financial condition and results of operations.

RISKS RELATING TO OUR COMMON SHARES

20. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

21. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Upon the effectiveness of our registration, we will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in 2014-15. We project that the total incremental operating expenses of being a public company will be approximately $12,000 for 2014-15. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

22. As a result of operating as a public company, our management and independent contracted personnel will be required to devote substantial time to new compliance initiatives.

We have never operated as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. There may be further increases if and when we are no longer an "emerging growth company". The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the U. S. Securities and Exchange Commission have imposed and will impose various new requirements on public companies. Our management and other independent contracted personnel will need to devote a substantial amount of time to these new compliance initiatives. Management has already contracted the services of an accounting firm, auditor and corporate counsel to help him comply with the compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company." For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management, as required by Section 404 of the Sarbanes-Oxley Act. Compliance will require us to increase our general and administrative expense in order to pay added compliance personnel, outside legal counsel and consultants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance function and board governance function, establishing and maintaining internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the U.S. federal securities laws. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year ending after the fifth anniversary of the completion of this offering; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.

23. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising in this offering and future offerings.

24. Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

RISK FACTORS RELATING TO OUR COMMON STOCK AND THIS OFFERING

25. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 15, 2014, we have 2,710,000 common shares issued and outstanding. 2,500,000 shares of common stock, owned by three largest shareholders are restricted from immediate resale in the public market. If in the future, they decide to sell his shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

26. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

27. We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

28. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located at: 8221 E. Washington Street, Chagrin Falls, OH 44023. We do not own any real property. This administrative office is being provided at no cost by the Officer of the Company. The Officer will not seek reimbursement for providing this administrative space. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for the period ending March 31, 2014.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

PowerMedChairs Common Stock, $0.001 par value, was cleared for quotation on the OTC-BB on October 30, 2013, under the stock symbol PCHA. There have been only been a few trades of the stock since it was cleared for quotation, and there are no assurances an active market will ever develop for the stock.

(b) Holders of Common Stock

As of July 15, 2014, there are approximately forty (40) holders of record of our Common Stock.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

Not Applicable.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended March 31, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We were incorporated on February 22, 2013 as PowerMedChairs, as a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. We plan to re-build primarily electric/power wheelchairs in disrepair. We plan to market our services to repair and sell wheelchairs. Electric wheelchairs are for people who need support for their upper body and who are unable to move a manual chair with their arms and hands. The electric wheelchair consists of a number of mechanical and electric components that need to be replaced every few year. In most cases, it is much more cost effective to repair a broken electric wheelchair than replace the entire unit.

RESULTS OF OPERATIONS

For the fiscal year ending March 31, 2014, the Company recognized no revenues. For the for the fiscal year ending March 31, 2014, the Company incurred total operating expenses of $18,957, and compared to $10,184 for the same period last year. For the fiscal year ending March 31, 2014, the Company had a loss from operations of $(18,957) or $(0.01) per common share basic and diluted as compared to a loss from operations of $(10,184) or $(0.00) per common share basic and diluted for the same period last year.

Since inception on February 22, 2013, we experienced an operating loss of $(29,141).

During the period from ending March 31, 2014, the Company used net cash of $(13,434) in operations, and generated no cash from financing activities. This compares for the period ending March 31, 2013, where the Company used net cash of $(20,184) in operations and generated $52,175 cash from financing activities.

Going Concern

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

We have no plans to conduct any research nor development based on the nature of our business.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of July 15, 2014, we have one employee who also serves as officer/director. We are dependent upon our sole officer our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, PowerMedChairs had $18,557 in cash and cash equivalents and prepaid expense of $4,477 for total current assets of $23,034. At the same date, PowerMedChairs had no current liabilities.

For the calendar year ending March 31, 2014, the Company had no revenues. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, PowerMedChairs anticipates generating losses and therefore may be unable to continue operations in the future. PowerMedChairs anticipates it will require additional capital in order to develop its business. PowerMedChairs may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 22, 2013 (inception) to March 31, 2014, the Company has not recognized any revenues.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

In addition, we intend to rely on other exemptions from reporting and disclosure requirements that are offered by the JOBS Act, including (i) an exemption from the need to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, and (ii) an exemption from the need to comply with any PCAOB requirement regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company,” whichever is earlier. For further information regarding disclosure and other exemptions available to us under the JOBS Act, please see “Prospectus Summary—The Company—Implications of Being an Emerging Growth Company.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

PowerMedChairs

Financial Statements

SEALE AND BEERS, CPAs

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PowerMedChairs

(A Development Stage Company)

We have audited the accompanying balance sheets of PowerMedChairs (A Development Stage Company) as of March 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on February 22, 2013 through March 31, 2014. PowerMedChairs’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerMedChairs (A Development Stage Company) as of March 31, 2013 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014 and since inception on February 22, 2013 through March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 11, 2014

50 S. Jones Blvd, Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PowerMedChairs

(A Development Stage Company)

Balance Sheets

(Audited)

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 18,557	$ 31,991
Prepaid expense	4,477	10,000
Total current assets	23,034	41,991

TOTAL ASSETS	$ 23,034	$ 41,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ -
Total current liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of
3/31/2014 and 3/31/2013, respectively
Additional paid-in capital	49,465	49,465
Deficit accumulated during development stage	(29,141)	(10,184)
Total stockholders' equity	23,034	41,991
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 23,034	$ 41,991

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Statements of Operations

(Audited)

	For the year ended March 31, 2014	From February 22, 2013 (inception) to March 31, 2013	From February 22, 2013 (inception) to March 31, 2014
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	18,957	10,184	29,141
Total expenses	18,957	10,184	29,141

Loss from operations	(18,957)	(10,184)	(29,141)

Net (Loss)	$ (18,957)	$ (10,184)	$ (29,141)

Weighted average number of common	2,710,000	2,187,632
shares outstanding- basic

Net loss per share	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Statement of Stockholders’ Equity

(Audited)

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Inception, February 22, 2013	-	-	-	-	-

February 22, 2013, Contributed capital (cash)	-	-	175	-	175

February 27, 2013, Contributed capital (cash)	-	-	49,500	-	49,500

February 27, 2013, Founders shares issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500

Recapitalization of PowerMedChairs resulting from merger with PowerMedChairs Shareholder Acquisition Corp.	210,000	210	(210)	-	-

Net (loss)	-	-	-	(10,184)	(10,184)

Balance, March 31, 2013	2,710,000	2,710	49,465	(10,184)	41,991

Net (loss)	-	-	-	(18,957)	(18,957)

Balance, March 31, 2014	2,710,000	2,710	49,465	(29,141)	23,034

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	For the year ended March 31, 2014	From February 22, 2013 (inception) to March 31, 2013	From February 22, 2013 (inception) to March 31, 2014
OPERATING ACTIVITIES
Net loss	$ (18,957)	$ (10,184)	$ (29,141)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Prepaid expense	5,523	(10,000)	(4,477)
Cash (used) by operating activities	(13,434)	(20,184)	(33,618)

FINANCING ACTIVITIES
Sale of common stock	-	2,500	2,500
Contributed capital	-	49,675	49,675
Net cash provided by financing activities	-	52,175	52,175

NET INCREASE IN CASH	(13,434)	31,991	18,557
CASH - BEGINNING OF THE PERIOD	31,991	-	-
CASH - END OF THE PERIOD	$ 18,557	$ 31,991	$ 18,557

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

NOTE 1. General Organization and Business

PowerMedChairs is a Nevada Corporation incorporated in the State of Nevada on February 22, 2013, and is considered to be an emerging growth company under applicable federal securities laws. The Company is a Development Stage Company as defined by FASB ASC 915 “Development Stage Entities”. The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.

PowerMedChairs

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

Fair value of financial instruments ( Continued)

Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is a persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on February 22, 2013 through March 31, 2014.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

PowerMedChairs

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

Year-end

The Company has selected March 31 as its year-end.

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling $(29,141) since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

PowerMedChairs

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

NOTE 4. - Stockholders' Equity and Contributed Capital

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

On February 22, 2013, a founder of the Company contributed capital of $175 cash for incorporation fees.

On February 27, 2013, a founder of the Company contributed capital of $49,500 cash for working capital.

On February 27, 2013, the Company’s founders purchased 2,500,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $2,500.

On March 26, 2013, the Company formed a subsidiary, PowerMedChairs Shareholder Acquisition Corporation. On March 29, 2013, PowerMedChairs Shareholder Acquisition Corporation purchased 25,000,000 shares of Tropical PC for $10,000, whereby it gained controlling interest in Tropical PC. The Company then cancelled those 25,000,000 shares on March 31, 2013, after which Tropical PC had 210,000 common shares issued and outstanding. The shareholders of Tropical PC exchanged all of their 210,000 shares for shares in the subsidiary on a one-for-one basis. Subsequently, the subsidiary collapsed into PowerMedChairs, and the subsidiary’s shareholders received a one-for-one share exchange of PowerMedChairs shares for a total of 210,000 shares.

There have been no issuances of stock options or warrants.

As of March 31, 2014, 2,710,000 common shares were issued & outstanding.

NOTE 5. Related Party Transactions

On February 22, 2013, a founder of the Company contributed capital of $175 cash for incorporation fees.

On February 27, 2013, a founder of the Company contributed capital of $49,500 cash for working capital.

On February 27, 2013, the Company’s founders purchased 2,500,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $2,500.

PowerMedChairs

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of March 31, 2014, the Company had net operating loss carry forwards of $18,957, as compared to $10,184 at March 31, 2013, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2014 and March 31, 2013:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	6,635	3,564

Total deferred tax assets	6,635	3,564
Less: valuation allowance	(6,635)	(3,564)
Net deferred tax assets	-	-

PowerMedChairs

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

(Audited)

The valuation allowance for deferred tax assets for the year ending March 31, 2014 was $(6,635), as compared to $(3,564) for the same period last year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2014. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At March 31, 2014, we had an unused net operating loss carryover approximating $29,141 that is available to offset future taxable income which expires beginning 2030.

NOTE 7. Operating Leases and Other Commitments

The Company has no lease or other obligations.

NOTE 8. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 9. Subsequent Events

The Company has evaluated subsequent events from March 31, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T). Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of March 31, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2012 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1. lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2. insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Positions and Offices Held
Anton Yeranossian	53	Director/Chairman/CEO/CFO

B. Work Experience

Biography of Anton Yeranossian, Director, Chairman, CEO, and CFO

Mr. Yeranossian is an experienced businessman with over seven years working in the field of medical supplies and appliances. He was born in Nalband, Armenia, in January 19 1961.

In 2005, A&A Medical Supply LLC was opened in Chagrin Falls, Ohio.

2006-Present Mr. Yeranossian holds the position of Chief Executive Officer for A & A Medical Supply. A & A Medical Supply markets and sells medical supplies and appliances, these supplies include, but not limited to: canes, wheelchairs, prescription socks, bandages, braces, diabetic supplies, physical therapy supplies, compressors / Nebulizers, beds. A&A Medical Supply basically fulfills non-prescription medical aids.

Education:

Mr. Yeranossian, graduated from #137 High School in Yerevan Armenia in 1978. In 1984 he graduated from the University of Art in Yerevan, Armenia, and he received a Bachelors Degree in Industrial Design.

Mr. Yeranossian plans to devote approximately 10 hours a week to PowerMedChairs business operations.

(b) Involvement in Certain Legal Proceedings.

Our director, executive officer and control person have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of one member. Our director serves one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to PowerMedChairs. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the PowerMedChairs shares, unless the transaction is approved by PowerMedChairs's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of PowerMedChairs

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended March 31, 2014, for our Chief Executive Officer, was appointed on February 22, 2013.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by PowerMedChairs for the last completed fiscal years.

Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Mar 31	($)	($)	($)	($)	($)

Anton Yeranossian	CEO/Dir.	2014	0	0	0	0	0
		2013	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at July 15, 2014.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end March 31, 2013 and March 31, 2014.

Outstanding Equity Awards at Fiscal Year-Ending March 31, 2014

We did not have any outstanding equity awards as of March 31, 2014.

Option Exercises for Fiscal Year-Ending March 31, 2014

There were no options exercised by our named executive officer in fiscal years ending March 31, 2013 and March 31, 2014.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2013 or March 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on July 15, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 15, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of PowerMedChairs's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner and Position	Title of Class	Amount and Nature Of Beneficial Ownership	Percent Of Class(1)
Anton Yeranossian (2) Chairman/CEO/CFOr	Common	1,500,000	55.3%
Irina Seppanen (3) Shareholder	Common	506,000	18.7%
A&A Medical Supply, LLC(4)
Shareholder	Common	500,000	18.4%
DIRECTORS AND OFFICERS AS A GROUP (1 person)		1,500,000	55.3%

_______________________________________________________________________________

1) Percent of Class is based on 2,710,000 shares issued and outstanding.

2) Anton Yeranossian, 8221 E. Washington Street, Chagrin Falls, OH 44023

3) Irina Seppanen, 35595 Spatterdock Lane, Solon, OH 44139. Irina Seppanen, is the niece of Anton Yeranossian. Her father is Anton Yeranossian’s brother. Irina Seppanen was an original shareholder of Tropical PC, who owned 6,000 shares of Tropical PC before they were exchanged with PowerMedChairs. Her original 6,000 shares are restricted, and are not being registered in this Registration Statement.

4) A&A Medical Supply, LLC, an Ohio Limited Liability Company., 8221 E. Washington Street, Chagrin Falls, OH 44023. Mr. Frounz Yeranossian is beneficial owner who has the ultimate voting control over the shares held by A&A Medical Supply. He is also the father of Anton Yeranossian, who is the sole officer of PowerMedChairs.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Ownership

Our sole officer/director controls 1,500,000 shares of our common stock, or approximately 55.3% of our outstanding common stock.

Office Space

The Registrant's director, Anton Yeranossian, has contributed office space for the Registrant's use for all periods presented. There is no charge to PowerMedChairs for the space. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. The office space contributed is at the same location as A&A Medical Supply, a medical supply company managed by Anton Yeranossian. No written agreement exists that this officer/director will continue to donate office space to the operations. Therefore, there is no guarantee that he will not seek reimbursement for the donated office space in the future.

Service Agreement

The Company entered into a Service Agreement with A&A Medical Supply, LLC. Our sole officer/director is CEO of A&A Medical Supply. A&A Medical Supply is based in Chagrin Falls, OH, at the same location as PowerMedChairs. A&A Medical Supply is owned by the parents of Anton Yeranossian, the Company’s sole officer. A&A Medical Supply currently sells and rebuilds wheelchairs. A&A Medical Supply is giving Anton Yeranossian, the time needed to form PowerMedChairs, and rebuild the wheelchairs that will be sold through A&A Medical.

The material terms of the Service Agreement between PowerMedChairs and A&A Medical Supply are as follows:

•         The agreement gives PowerMedChairs the right of first refusal to rebuild any wheelchairs returned to A&A Medical Supply, LLC.

•         A&A shall provide PowerMedChairs with wheelchairs in need of repair and provide PowerMedChairs the specifications to rebuild the wheelchair for A&A client.

•         PowerMedChairs shall provide overall quality control, logistics in ordering the replacement components, the management and administrative duties with respect to rebuilding wheelchairs.

•         The wheelchairs must meet the specifications to qualify for Medicare/insurance reimbursement.

•         Compensation: When the wheelchairs are rebuilt to the satisfaction of A&A, PowerMedChairs will bill A&A for parts and labor. The Agreement provides that the rate for labor and any mark-up of the parts we will bill A&A will reflect a discount still to be determined between the parties.

•         This Agreement terminates on December 31, 2015. This Agreement shall automatically renew for up to two renewal terms of three years each, unless A&A notifies PowerMedChairs or PowerMedChairs notifies A&A in writing of its intent not to renew at least three, but not more than twelve months prior to the termination of the initial term or the then-current renewal term.

Promoters

Mr. Yeranossian, the sole officer/director of the Company, received 1,500,000 restricted common shares, Irina Seppanen received 500,000 restricted common shares, and Frounz Yeranossian of A&A Medical Supply, LLC received 500,000 restricted common shares. They paid, par value, $0.001, cash for their founder’s shares. These are promoters of the Company, since they each own more than 10% of the issued and outstanding shares and each are considered founders of the Company.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs, 50 South Jones Blvd., Suite 202, Las Vegas, NV 89107 served as our principal independent public accountants for the fiscal years ending May 31, 2014 and March 31, 2013. Aggregate fees billed to us for the years ended May 31, 2014 and March 31, 2013 were as follows:

	For Year Ended March 31,	For the Year Ended March 31
	2014	2013
(1) Audit Fees (1)	$8,023	$-
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending March, 2014, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	05/23/2013
3.2	Bylaws, as currently in effect		S-1		3.1	05/23/2013
10.1	Service Agreement between PowerMedChairs and A&A Medical Supply, LLC dated May 1, 2013		S-1		10.1	05/23/2013
23.1	Consent of Seale & Beers, CPAs	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PowerMedChairs Registrant

Date: July 15, 2014	/s/ Anton Yeranossian
Name: Anton Yeranossian
Title: Chairman, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: July 15, 2014	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer