Form 10-Q
period 2014-06-30
PowerMedChairs
filed 2014-08-05
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 2,710,000 shares of Common Stock outstanding as of August 4, 2014.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2014

Part I. Financial Information

Item 1. Financial Statements

PowerMedChairs

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 18,557	$ 18,557
Prepaid expense	750	4,477
Total current assets	19,307	23,034

TOTAL ASSETS	$ 19,307	$ 23,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,046	$ -
Total current liabilities	4,046	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of 6/30/2014 and 3/31/2014, respectively

Additional paid-in capital	49,465	49,465
Deficit accumulated during development stage	(36,914)	(29,141)
Total stockholders' equity	15,261	23,034
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 19,307	$ 23,034

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	From February 22, 2013 (inception) to June 30, 2014
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	7,773	3,773	36,914
Total expenses	7,773	3,773	36,914

Loss from operations	(7,773)	(3,773)	(36,914)

Net (Loss)	$ (7,773)	$ (3,773)	$ (36,914)

Weighted average number of common	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	From February 22, 2013 (inception) to June 30, 2014
OPERATING ACTIVITIES
Net loss	$ (7,773)	$ (3,773)	$ (36,914)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	4,046	-	4,046
Prepaid expense	3,727	(6,477)	(750)
Cash (used) by operating activities	-	(10,250)	(33,618)

FINANCING ACTIVITIES
Sale of common stock	-	-	2,500
Contributed capital	-	-	49,675
Net cash provided by financing activities	-	-	52,175

NET INCREASE IN CASH	-	(10,250)	18,557
CASH - BEGINNING OF THE PERIOD	18,557	31,991	-
CASH - END OF THE PERIOD	$ 18,557	$ 21,741	$ 18,557

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K Annual Report.

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

June 30, 2014

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $36,914 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Many rigid models are now made with ultra light materials such as aircraft aluminum and titanium. Another innovation in rigid chair design is the installation of polymer shock absorbers, which cushion the bumps over which the chair rolls. These shock absorbers may be added to the front wheels or to the rear wheels, or both. Rigid chairs also have the option for their rear wheels to have a camber. Wheels can have a camber, or tilt, which angles the tops of the wheels in toward the chair. This allows for better propulsion by the user which is desired by long-term users. Sport wheelchairs have large camber angles to improve stability.

An electric-powered wheelchair is a wheelchair that is moved via the means of an electric motor and navigational controls, usually a small joystick mounted on the armrest, rather than manual power. For users who cannot manage a manual joystick, head switches, chin-operated joysticks, sip-and-puff or other specialist controls may allow independent operation of the wheelchair

A power-assisted wheelchair is a recent development that uses the frame & seating of a typical manual chair while replacing the standard rear wheels with wheels that have small battery-powered motors in the hubs. A floating rim design senses the pressure applied by the users push & activates the motors proportionately. This results in the convenience, small size & light-weight of a manual chair while providing motorized assistance for rough/uneven terrain & steep slopes that would otherwise be difficult or impossible to navigate, especially by those with limited upper-body function.

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

Results of Operations for the threemonths ended June 30, 2014 and 2013

During the three month period ended June 30, 2014, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending June 30, 2014, we experienced a net loss of $7,773, as compared to a net loss of $3,773 for the same period last year. The net loss for the three months ending June 30, 2014 was attributed to $7,773in general & administrative expenses, as compared to $3,773 in general & administrative expenses for the same period last year.

The Company used net cash in operations of $0 during the three month period ended June 30, 2014, as compared to using net cash of $(10,250) for the same period last year. From inception to June 30, 2014, the Company used net cash in operations of $(33,618). The Company used no net cash in investing activities since its inception. The Company generated no cash from financing activities for the three months ending June 30, 2014 and June 30, 2013. The Company did generate $52,175 in net cash from financing activities from inception to June 30, 2014.

Revenues

The Company has generated no revenues since its inception. As of June 30, 2014, the Company had an accumulated deficit of $(36,914)dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of June 30, 2014, we had $18,557 cash on hand and prepaid expenses of $750. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheelchairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the March 31, 2014 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for theterm of our plan of operation.

We do not anticipate performing any product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of June 30, 2014, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of August 4, 2014, the Company has 2,710,000 shares of common stock issued and outstanding. As of June 30, 2014, the Company had current assets of$19,307 (cash and cash equivalents) and current liabilities of $4,046.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. In order for the Company to remain a Going Concern it will need to find additional capital or generate revenues. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders),or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were no teffective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding there liability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•         provide reasonable assurance that transactions are recorded as necessary topermit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could havea material effect on our financial statements

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement ofa company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report onForm 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act)during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

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

PowerMedChairs Registrant

Date: August 4, 2014	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer