Form 10-Q
period 2014-09-30
PowerMedChairs
filed 2014-11-03
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

There were 2,710,000 shares of Common Stock outstanding as of November 3, 2014.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of September 30, 2014 and March 31, 2014	3
	Unaudited Condensed Interim Statement of Operations for the three and six months ended September 30, 2014 and September 30, 2013, and from inception to September 30, 2014	4
	Unaudited Condensed Interim Statements of Cash Flows for the six months ended September 30, 2014 and September 30, 2013, and from inception to September 30, 2014	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4T.	Controls and Procedures	17

PART II	Other Information	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5..	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES	23

Part I. Financial Information

Item 1. Financial Statements

PowerMedChairs

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 18,527	$ 18,557
Prepaid expense	750	4,477
Total current assets	19,277	23,034

TOTAL ASSETS	$ 19,277	$ 23,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,546	$ -
Total current liabilities	5,546	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of 9/30/2014 and 3/31/2014, respectively
Additional paid-in capital	49,465	49,465
Deficit accumulated during development stage	(38,444)	(29,141)
Total stockholders' equity	13,731	23,034
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 19,277	$ 23,034

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the six months ended September 30, 2014	For the six months ended September 30, 2013	From February 22, 2013 (inception) to September 30, 2014
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General & administrative	1,530	4,470	9,303	8,243	38,444
Total expenses	1,530	4,470	9,303	8,243	38,444

Loss from operations	(1,530)	(4,470)	(9,303)	(8,243)	(38,444)

Net (Loss)	$ (1,530)	$ (4,470)	$ (9,303)	$ (8,243)	$ (38,444)

Weighted average number of common	2,710,000	2,710,000	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended September 30, 2014	For the six months ended September 30, 2013	From February 22, 2013 (inception) to September 30, 2014
OPERATING ACTIVITIES
Net loss	$ (9,303)	$ (8,243)	$ (38,444)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	5,546	-	5,546
Prepaid expense	3,727	(2,477)	(750)
Cash (used) by operating activities	(30)	(10,720)	(33,648)

FINANCING ACTIVITIES
Sale of common stock	-	-	2,500
Contributed capital	-	-	49,675
Net cash provided by financing activities	-	-	52,175

NET INCREASE IN CASH	(30)	(10,720)	18,527
CASH - BEGINNING OF THE PERIOD	18,557	31,991	-
CASH - END OF THE PERIOD	$ 18,527	$ 21,271	$ 18,527

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2014 audited financial statements. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

PowerMedChairs

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2014

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $38,444 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Recent technological advances are improving wheelchairs and its technology. Some wheelchairs incorporate gyroscopic technology and other advances, enabling the chair to balance and run on only two of its four wheels on some surfaces, thus raising the user to a height comparable to a standing person. They can also incorporate stair-climbing and four-wheel-drive feature motorized assists for hand-powered chairs are becoming more available and advanced.

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

Results of Operations for the six months ended September 30, 2014 and 2013

During the six month period ended September 30, 2014, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2014, we experienced a net loss of $1,530, as compared to a net loss of $4,470 for the same period last year. The net loss for the three months ending September 30, 2014 was attributed to $1,530 in general & administrative expenses, as compared to $4,470 in general & administrative expenses for the same period last year.

For the six months ending September 30, 2014, we experienced a net loss of $9,303, as compared to a net loss of $8,243 for the same period last year. The net loss for the six months ending September 30, 2014 was attributed to $9,303 in general & administrative expenses, as compared to $8,243 in general & administrative expenses for the same period last year.

The Company used net cash in operations of $30 during the six month period ended September 30, 2014, as compared to using net cash of $(10,720) for the same period last year. From inception to September 30, 2014, the Company used net cash in operations of $(33,648). The Company used no net cash in investing activities since its inception. The Company generated no cash from financing activities for the six months ending September 30, 2014 and September 30, 2013. The Company did generate $52,175 in net cash from financing activities from inception to September 30, 2014.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2014, the Company had an accumulated deficit of $(38,444) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of September 30, 2014, we had $18,527 cash on hand and prepaid expenses of $750. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheelchairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

As of September 30, 2014, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of November 3, 2014, the Company has 2,710,000 shares of common stock issued and outstanding. As of September 30, 2014, the Company had current assets of$19,277 (cash and cash equivalents) and current liabilities of $5,546.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding their liability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PowerMedChairs Registrant

Date: November 3, 2014	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer