Form 10-K
period 2015-03-31
PowerMedChairs
filed 2015-07-14
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at January 21, 2015, computed by reference to the last sale of $0.55 per-share price quoted on the OTC-BB was $112,200.

There were 2,710,000 shares of Common Stock issued and outstanding as of July 14, 2015.

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

Many rigid models are now made with ultralight materials such as aircraft aluminum and titanium. Another innovation in rigid chair design is the installation of polymer shock absorbers, which cushion the bumps over which the chair rolls. These shock absorbers may be added to the front wheels or to the rear wheels, or both. Rigid chairs also have the option for their rear wheels to have a camber. Wheels can have a camber, or tilt, which angles the tops of the wheels in toward the chair. This allows for better propulsion by the user which is desired by long-term users. Sport wheelchairs have large camber angles to improve stability.

An electric-powered wheelchair is a wheelchair that is moved via the means of an electric motor and navigational controls, usually a small joystick mounted on the armrest, rather than manual power. For users who cannot manage a manual joystick, headswitches, chin-operated joysticks, sip-and-puff or other specialist controls may allow independent operation of the wheelchair.

A power-assisted wheelchair is a recent development that uses the frame & seating of a typical manual chair while replacing the standard rear wheels with wheels that have small battery-powered motors in the hubs. A floating rim design senses the pressure applied by the users push & activates the motors proportionately. The result is a convenient, small size & light-weight manual chair providing motorized assistance for rough/uneven terrain & steep slopes that would otherwise be difficult or impossible to navigate, especially by those with limited upper-body function.

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

RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

From our inception on February 22, 2013 through March 31, 2015, our audited financials show we have generated no revenues and we have incurred a net loss of $(41,444). As of March 31, 2015, our audited financials show we had $9,981 in cash on hand, and $750 in prepaid expenses, for total current assets of $10,731, total liabilities of $0, an accumulated deficit of $(41,444) and total stockholders' equity of $10,731. We are subject to all of the risks inherent in the establishment of a new business enterprise. Our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to re-build wheelchairs in disrepair, market our services and sell wheelchairs. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

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

13. Because wheelchairs are made from metals and plastics, we face the risk of interruption of supply or increase in costs, which would harm our business and results of operation.

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

21. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Upon the effectiveness of our registration, we will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in 2015-15. We project that the total incremental operating expenses of being a public company will be approximately $12,000 for 2015-16. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 14, 2015, we have 2,710,000 common shares issued and outstanding. 2,500,000 shares of common stock, owned by three largest shareholders are restricted from immediate resale in the public market. If in the future, they decide to sell his shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

No matters were submitted to the shareholders for the period ending March 31, 2015.

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

(b) Holders of Common Stock

As of July 14, 2015, there are approximately forty (40) holders of record of our Common Stock.

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

We did not repurchase any of our equity securities during the year ended March 31, 2015.

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

RESULTS OF OPERATIONS

For the fiscal year ending March 31, 2015, the Company recognized no revenues. For the for the fiscal year ending March 31, 2015, the Company incurred total operating expenses of $12,303, and compared to $18,957 for the same period last year. For the fiscal year ending March 31, 2015, the Company had a loss from operations of $(12,303) or $(0.00) per common share basic and diluted as compared to a loss from operations of $(18,957) or $(0.01) per common share basic and diluted for the same period last year.

Since inception on February 22, 2013, we experienced an operating loss of $(41,444).

During the period from ending March 31, 2015, the Company used net cash of $(8,576) in operations, and generated no cash from financing activities. This compares for the period ending March 31, 2014, where the Company used net cash of $(13,434) in operations and generated no cash from financing activities.

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

Significant changes in the number of employees

As of July 14, 2015, we have one employee who also serves as officer/director. We are dependent upon our sole officer our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, PowerMedChairs had $9,981 in cash and cash equivalents and prepaid expense of $750 for total current assets of $10,731. At the same date, PowerMedChairs had no current liabilities.

For the calendar year ending March 31, 2015, the Company had no revenues. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from February 22, 2013 (inception) to March 31, 2015, the Company has not recognized any revenues.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

PowerMedChairs

Financial Statements

Seale & Beers, CPAs

Certified Public Accountants

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PowerMedChairs

We have audited the accompanying balance sheets of PowerMedChairs as of March 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015. PowerMedChair’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerMedChair as of March 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

July 6, 2015

PowerMedChairs

Balance Sheets

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 9,981	$ 18,557
Prepaid expense	750	4,477
Total current assets	10,731	23,034

TOTAL ASSETS	$ 10,731	$ 23,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ -
Total current liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of 3/31/2015 and 3/31/2014, respectively
Additional paid-in capital	49,465	49,465
Retained deficit	(41,444)	(29,141)
Total stockholders’ equity	10,731	23,034
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 10,731	$ 23,034

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Statements of Operations

	For the year ended March 31, 2015	For the year ended March 31, 2014
Revenue	$ -	$ -

Operating expenses:
General & administrative	12,303	18,957
Total expenses	12,303	18,957

Loss from operations	(12,303)	(18,957)

Net (Loss)	$ (12,303)	$ (18,957)

Weighted average number of common	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Statement of Stockholder’s Equity

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Inception, February 22, 2013	-	-	-	-	-

February 22, 2013, Contributed capital (cash)	-	-	175	-	175

February 27, 2013, Contributed capital (cash)	-	-	49,500	-	49,500

February 27, 2013, Founders shares issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500

Recapitalization of PowerMedChairs resulting from merger with PowerMedChairs Shareholder Acquisition Corp.	210,000	210	(210)	-	-

Net (loss)	-	-	-	(10,184)	(10,184)

Balance, March 31, 2013	2,710,000	2,710	49,465	(10,184)	41,991

Net (loss)	-	-	-	(18,957)	(18,957)

Balance, March 31, 2014	2,710,000	2,710	49,465	(29,141)	23,034

Net (loss)	-	-	-	(12,303)	(12,303)

Balance, March 31, 2015	2,710,000	2,710	49,465	(41,444)	10,731

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Statements of Cash Flows

	For the year ended March 31, 2015	For the year ended March 31, 2014
OPERATING ACTIVITIES
Net loss	$ (12,303)	$ (18,957)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	-
Prepaid expense	3,727	5,523
Cash (used) by operating activities	(8,576)	(13,434)

FINANCING ACTIVITIES
Sale of common stock	-	-
Contributed capital	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	(8,576)	(13,434)
CASH - BEGINNING OF THE PERIOD	18,557	31,991
CASH - END OF THE PERIOD	$ 9,981	$ 18,557

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Notes to Financial Statements

March 31, 2015

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

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

Notes to Financial Statements

March 31, 2015

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on February 22, 2013 through March 31, 2015.

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

Notes to Financial Statements

March 31, 2015

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

NOTE 3. - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling $(41,444) since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

PowerMedChairs

Notes to Financial Statements

March 31, 2015

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

As of March 31, 2015, 2,710,000 common shares were issued & outstanding.

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

Notes to Financial Statements

March 31, 2015

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

As of March 31, 2015, the Company had net operating loss carry forwards of $12,303, as compared to $18,957 at March 31, 2014, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2015 and March 31, 2014:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	4,306	6,635

Total deferred tax assets	4,306	6,635
Less: valuation allowance	(4,306)	(6,635)
Net deferred tax assets	-	-

PowerMedChairs

Notes to Financial Statements

March 31, 2015

(Audited)

The valuation allowance for deferred tax assets for the year ending March 31, 2015 was $(4,306), as compared to $(6,635) for the same period last year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At March 31, 2015, we had an unused net operating loss carryover approximating $41,444 that is available to offset future taxable income which expires beginning 2030.

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

NOTE 9. Subsequent Events

The Company has evaluated subsequent events from March 31, 2015 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of March 31, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2015 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Positions and Offices Held
Anton Yeranossian	54	Director/Chairman/CEO/CFO

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

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company is so small.

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

The following table sets forth summary compensation information for the fiscal year ended March 31, 2015, for our Chief Executive Officer, was appointed on February 22, 2013.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by PowerMedChairs for the last completed fiscal years.

Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Mar 31	($)	($)	($)	($)	($)

Anton Yeranossian	CEO/Dir.	2015	0	0	0	0	0
		2014	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at July 14, 2015.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end March 31, 2014 and March 31, 2015.

Outstanding Equity Awards at Fiscal Year-Ending March 31, 2015

We did not have any outstanding equity awards as of March 31, 2015.

Option Exercises for Fiscal Year-Ending March 31, 2015

There were no options exercised by our named executive officer in fiscal years ending March 31, 2014 and March 31, 2015.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2014 or March 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on July 14, 2015 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 14, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of PowerMedChairs's common stock.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs, 8250 W. Charleston Blvd., Suite 100, Las Vegas, Nevada 89117 served as our principal independent public accountants for the fiscal years ending March 31, 2015 and March 31, 2014. Aggregate fees billed to us for the years ended March 31, 2015 and March 31, 2014 were as follows:

	For Year Ended March 31,	For the Year Ended March 31
	2015	2014
(1) Audit Fees (1)	$8,023	$8,023
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending March, 2015, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

PowerMedChairs Registrant

Date: July 14, 2015	/s/ Anton Yeranossian
Name: Anton Yeranossian
Title: Chairman, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anton Yeranossian Anton Yeranossian	Chairman, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer	July 14, 2015