Form 10-Q
period 2015-06-30
PowerMedChairs
filed 2015-08-18
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 2,710,000 shares of Common Stock outstanding as of August 18, 2015.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2015

Part I. Financial Information

Item 1. Financial Statements

PowerMedChairs

Condensed Balance Sheets

(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$ 7,831	$ 9,981
Prepaid expense	750	750
Total current assets	8,581	10,731

TOTAL ASSETS	$ 8,581	$ 10,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,423	$ -
Total current liabilities	1,423	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of 6/30/2015 and 3/31/2015, respectively
Additional paid-in capital	49,465	49,465
Retained deficit	(45,017)	(41,444)
Total stockholders’ equity	7,158	10,731
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 8,581	$ 10,731

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Revenue	$ -	$ -

Operating expenses:
General & administrative	3,573	7,773
Total expenses	3,573	7,773

Loss from operations	(3,573)	(7,773)

Net (Loss)	$ (3,573)	$ (7,773)

Weighted average number of common	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
OPERATING ACTIVITIES
Net loss	$ (3,573)	$ (7,773)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,423	4,046
Prepaid expense	-	3,727
Cash (used) by operating activities	(2,150)	-

FINANCING ACTIVITIES
Sale of common stock	-	-
Contributed capital	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	(2,150)	-
CASH - BEGINNING OF THE PERIOD	9,981	18,557
CASH - END OF THE PERIOD	$ 7,831	$ 18,557

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Notes to the Condensed Interim Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

PowerMedChairs

Notes to the Condensed Interim Financial Statements

June 30, 2015

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $45,017 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2015 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Results of Operations for the three months ended June 30, 2015 and 2014

During the three month period ended June 30, 2015, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending June 30, 2015, we experienced a net loss of $3,573, as compared to a net loss of $7,773 for the same period last year. The net loss for the three months ending June 30, 2015 was attributed to $3,573 in general & administrative expenses, as compared to $7,773 in general & administrative expenses for the same period last year.

The Company used net cash in operations of $(2,150) during the three month period ended June 30, 2015, as compared to using net cash of $0 for the same period last year. The Company generated no cash from financing activities for the three months ending June 30, 2015 and June 30, 2014.

Revenues

The Company has generated no revenues since its inception. As of June 30, 2015, the Company had an accumulated deficit of $(45,017) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of June 30, 2015, we had $7,831 cash on hand and prepaid expenses of $750. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheelchairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the March 31, 2015 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of June 30, 2015, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of June 30, 2015, the Company has 2,710,000 shares of common stock issued and outstanding. As of June 30, 2015, the Company had current assets of $8,581 (cash and cash equivalents) and current liabilities of $1,423.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

PowerMedChairs Registrant

Date: August 18, 2015	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer