Form 10-Q
period 2015-12-31
PowerMedChairs
filed 2016-02-04
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

There were 2,710,000 shares of Common Stock outstanding as of February 3, 2016.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerMedChairs

Condensed Balance Sheets

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,513	$9,981
Prepaid expense	750	750
Total current assets	2,263	10,731

TOTAL ASSETS	$2,263	$10,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$-
Total current liabilities	-	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares	2,710	2,710
authorized, 2,710,000 and 2,710,000 issued and outstanding as of 12/31/2015 and 3/31/2015, respectively
Additional paid-in capital	49,465	49,465
Accumulated deficit	(49,912)	(41,444)
Total stockholders' equity	2,263	10,731
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,263	$10,731

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Operations

(Unaudited)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the nine months ended December 31, 2015	For the nine months ended December 31, 2014
Revenue	$-	$-	$-	$-

Operating expenses:
General & administrative	3,300	1,500	8,468	10,803
Total expenses	3,300	1,500	8,468	10,803

Loss from operations	(3,300)	(1,500)	(8,468)	(10,803)

Net (Loss)	$(3,300)	$(1,500)	$(8,468)	$(10,803)

Weighted average number of common	2,710,000	2,710,000	2,710,000	2,710,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31, 2015	For the nine months ended December 31, 2014
OPERATING ACTIVITIES
Net loss	$(8,468)	$(10,803)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	-
Prepaid expense	-	3,727
Cash (used) by operating activities	(8,468)	(7,076)

FINANCING ACTIVITIES
Sale of common stock	-	-
Contributed capital	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	(8,468)	(7,076)
CASH - BEGINNING OF THE PERIOD	9,981	18,557
CASH - END OF THE PERIOD	$1,513	$11,481

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Notes to the Condensed Interim Financial Statements

December 31, 2015

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2015 audited financial statements. The results of operations for the period ended December 31, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $49,912 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

PowerMedChairs

Notes to the Condensed Interim Financial Statements

December 31, 2015

(Unaudited)

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2015 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Many rigid models are now made with ultra-light materials such as aircraft aluminum and titanium. Another innovation in rigid chair design is the installation of polymer shock absorbers, which cushion the bumps over which the chair rolls. These shock absorbers may be added to the front wheels or to the rear wheels, or both. Rigid chairs also have the option for their rear wheels to have a camber. Wheels can have a camber, or tilt, which angles the tops of the wheels in toward the chair. This allows for better propulsion by the user which is desired by long-term users. Sport wheelchairs have large camber angles to improve stability.

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

Results of Operations for the nine months ended December 31, 2015 and 2014

During the nine month period ended December 31, 2015, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending December 31, 2015, we experienced a net loss of $3,300, as compared to a net loss of $1,500 for the same period last year. The net loss for the three months ending December 31, 2015 was attributed to $3,300 in general & administrative expenses, as compared to $1,500 in general & administrative expenses for the same period last year.

For the nine months ending December 31, 2015, we experienced a net loss of $8,468, as compared to a net loss of $10,803 for the same period last year. The net loss for the nine months ending December 31, 2015 was attributed to $8,468 in general & administrative expenses, as compared to $10,803 in general & administrative expenses for the same period last year.

The Company used net cash in operations of $8,468 during the nine month period ended December 31, 2015, as compared to using net cash of $7,076 for the same period last year. The Company used no net cash in financing activities during the nine month ended December 31, 2015 or December 31, 2014.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2015, the Company had an accumulated deficit of $(49,912). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of December 31, 2015, we had $1,513 cash on hand and prepaid expenses of $750. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheelchairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

As of December 31, 2015, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of December 31, 2015, the Company has 2,710,000 shares of common stock issued and outstanding. As of December 31, 2015, the Company had current assets of $2,263 and current liabilities of $0.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PowerMedChairs Registrant

Date: February 3, 2016	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer