Form 10-K
period 2016-03-31
PowerMedChairs
filed 2016-06-17
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]  No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at June 15, 2015, computed by reference to the last sale of $0.65 per-share price quoted on the OTC-BB was $132,600.

There were 2,710,000 shares of Common Stock issued and outstanding as of June 15, 2016.

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

In this form 10-K references to "PowerMedChairs," "the Company," "we," "us," and "our" refer to PowerMedChairs.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.  We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at PowerMedChairs, 8221 E. Washington Street, Chagrin Falls, OH44023.

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

•

are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•

are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

•

are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•

are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•

may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

•

are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

•

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

Products and Services

A wheelchair is a chair with wheels, designed to be a replacement for walking. The device comes in variations where it is propelled by motors or by the seated occupant turning the rear wheels by hand. Often there are handles behind the seat for someone else to do the pushing. Wheelchairs are used by people for whom walking is difficult or impossible due to illness (physiological or physical), injury, or disability.

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

A power-assisted wheelchair is a recent development that uses the frame & seating of a typical manual chair while replacing the standard rear wheels with wheels that have small battery-powered motors in the hubs. A floating rim design senses the pressure applied by the users push & activates the motors proportionately. The result isa convenient, small size & light-weight manual chair providing motorized assistance for rough/uneven terrain & steep slopes that would otherwise be difficult or impossible to navigate, especially by those with limited upper-body function.

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

1.

The Cross-Brace. The cross-bracebeneath the wheelchair is a prime site for failure. Many wheelchairs have two circular or square cross-braces that are connected by a bolt. Fatigue cracks can form near that bolt's hole on either cross-brace and ultimately cause the brace to fail. Cracks can also start at the welds that connect the cross-braces to the horizontal seat tubes. This renders the wheelchair inoperable and the entire cross-brace must then be replaced.

2.

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

3.

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

RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

From our inception on February 22, 2013 through March 31, 2016, our audited financials show we have generated no revenues and we have incurred a net loss of $(53,464).  As of March 31, 2016, our audited financials show we had $9,238 in cash on hand, and $750 in prepaid expenses, for total current assets of $9,988, total liabilities of $11,277, an accumulated deficit of $(53,464) and total stockholders' deficit of $(1,289).  We are subject to all of the risks inherent in the establishment of a new business enterprise. Our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to re-build wheelchairs in disrepair, market our services and sell wheelchairs. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

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

As a result of his ownership and position as officer/director in the Company, Anton Yeranossian has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investmentin the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

9. SINCE OUR SOLE OFFICER DOES NOT DEVOTE HIS FULL TIME TO THE COMPANY, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Anton Yeranossian, the sole officer/director of PowerMedChairs does not plan to devote all of his time to the Company's operations. He also works for A&A Medical Supply has its Chief Executive Officer. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities. His other activities will prevent him from devoting full-time to PowerMedChairs's operations which could slow our operations and may reduce its financial results because of the slow-down in operations.

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

Other issues and uncertainties may include:

•

New accounting pronouncements or changes in accounting policies;

•

Labor shortages that adversely affect our ability to employ entry level personnel;

•

Legislation or other governmental action that detrimentally impacts expenses or reduces revenues by adversely affecting our clients; and

•

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

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 15, 2016, we have 2,710,000 common shares issued and outstanding. 2,500,000 shares of common stock, owned by three largest shareholders are restricted from immediate resale in the public market. If in the future, they decide to sell his shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

No matters were submitted to the shareholders for the period ending March 31, 2016.

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

(b) Holders of Common Stock

As of June 15, 2016, there are approximately forty (40) holders of record of our Common Stock.

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

We did not repurchase any of our equity securities during the year ended March 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

We were incorporated on February 22, 2013as PowerMedChairs, as a Nevada corporation.  We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements.  We plan to re-build primarily electric/power wheelchairs in disrepair. We plan to market our services to repair and sell wheelchairs.Electric wheelchairs are for people who need support for their upper body and who are unable to move a manual chair with their arms and hands. The electric wheelchair consists of a number of mechanical and electric components that need to be replaced every few year. In most cases, it is much more cost effective to repair a broken electric wheelchair than replace the entire unit.

Results of Operations

For the fiscal year ending March 31, 2016, the Company recognized no revenues.  For the for the fiscal year ending March 31, 2016, the Company incurred total operating expenses of $12,020, and compared to $12,303 for the same period last year.  For the fiscal year ending March 31, 2016, the Company had a loss from operations of $(12,020) or $(0.00) per common share basic and diluted as compared to a loss from operations of $(12,303) or $(0.00) per common share basic and diluted for the same period last year.

Since inception on February 22, 2013, we experienced an operating loss of $(53,464).

During the period from endingMarch 31, 2016, the Company used net cash of $(10,743) in operations, and generatedno cash from financing activities.  This compares for the period ending March 31, 2015, where the Company used net cash of $(8,576) in operations and generated no cash from financing activities.

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

We haveno plans to conduct any research nor development based on the nature of our business.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significantequipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 15, 2016, we haveone employee who also serves as officer/director.  We are dependent upon our sole officer our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

As of March 31, 2016, PowerMedChairs had $9,238 in cash and cash equivalents and prepaid expense of $750for total current assets of $9,988.  At the same date, PowerMedChairs had current liabilities of $11,277.

For the fiscal year ending March 31, 2016, the Company had no revenues.  Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Critical Accounting Policies and Estimates

Revenue Recognition:  The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.For the period from February 22, 2013(inception) to March 31, 2016, the Company has not recognized any revenues.

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

Certified Public Accountants

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PowerMedChairs

We have audited the accompanying balance sheets of PowerMedChairs as of March 31, 2015 and 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2016.  PowerMedChairs’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerMedChairs as of March 31, 2015 and 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 15, 2016

PowerMedChairs

Balance Sheets

	March 31, 2016	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$9,238	$9,981
Prepaid expense	750	750
Total current assets	9,988	10,731

TOTAL ASSETS	$9,988	$10,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,277
Due to related party	10,000	$-
Total current liabilities	11,277	-

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,710,000 and 2,710,000 issued and outstanding as of 3/31/2016 and 3/31/2015, respectively	2,710	2,710
Additional paid-in capital	49,465	49,465
Retained deficit	(53,464)	(41,444)
Total stockholders’ equity	(1,289)	10,731
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,988	$10,731

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Statements of Operations

	For the year ended March 31, 2016	For the year ended March 31, 2015

Revenue	$-	$-

Operating expenses:
General & administrative	12,020	12,303
Total expenses	12,020	12,303

Loss from operations	(12,020)	(12,303)

Net (Loss)	$(12,020)	$(12,303)

Weighted average number of common	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Statement of Stockholder’s Equity

				Deficit
				Accumulated
				During	Total
	Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Inception, February 22, 2013	-	-	-	-	-

February 22, 2013, Contributed capital (cash)	-	-	175	-	175

February 27, 2013, Contributed capital (cash)	-	-	49,500	-	49,500

February 27, 2013, Founders shares issued for cash at $0.001 per share	2,500,000	2,500	-	-	2,500

Recapitalization of PowerMedChairs resulting from merger with PowerMedChairs Shareholder Acquisition Corp.	210,000	210	(210)	-	-

Net (loss)	-	-	-	(10,184)	(10,184)

Balance, March 31, 2013	2,710,000	2,710	49,465	(10,184)	41,991

Net (loss)	-	-	-	(18,957)	(18,957)

Balance, March 31, 2014	2,710,000	2,710	49,465	(29,141)	23,034

Net (loss)	-	-	-	(12,303)	(12,303)

Balance, March 31, 2015	2,710,000	2,710	49,465	(41,444)	10,731

Net (loss)	-	-	-	(12,020)	(12,020)

Balance, March 31, 2016	2,710,000	2,710	49,465	(53,464)	(1,289)

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Statements of Cash Flows

	For the year ended March 31, 2016	For the year ended March 31, 2015

OPERATING ACTIVITIES
Net loss	$(12,020)	$(12,303)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,277	-
Prepaid expense	-	3,727
Cash (used) by operating activities	(10,743)	(8,576)

FINANCING ACTIVITIES
Due to related party	10,000	-
Net cash provided by financing activities	10,000	-

NET INCREASE IN CASH	(743)	(8,576)
CASH - BEGINNING OF THE PERIOD	9,981	18,557
CASH - END OF THE PERIOD	$9,238	$9,981

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

PowerMedChairs

Notes to Financial Statements

March 31, 2016

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

PowerMedChairs

Notes to Financial Statements

March 31, 2016

(Audited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments, continued

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on February 22, 2013 through March 31, 2016.

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

PowerMedChairs

Notes to Financial Statements

March 31, 2016

(Audited)

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling $(53,464) since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4. STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

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

As of March 31, 2016, 2,710,000 common shares were issued & outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 22, 2013, a founder of the Company contributed capital of $175 cash for incorporation fees.

On February 27, 2013, a founder of the Company contributed capital of $49,500 cash for working capital.

On February 27, 2013, the Company’s founders purchased 2,500,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $2,500.

PowerMedChairs

Notes to Financial Statements

March 31, 2016

(Audited)

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

On January 20, 2016 an entity associated with an officer loaned the Company $10,000 for working capital. As of March 31, 2016, $10,000 of this loan remained due. The loan bears no interest and is due upon demand.

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

As of March 31, 2016, the Company had net operating loss carry forwards of $12,020, as compared to $12,303 at March 31, 2015, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2016 and March 31, 2015:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$4,207	$4,306

Total deferred tax assets	4,207	4,306
Less: valuation allowance	(4,207)	(4,306)
Net deferred tax assets	$--	$--

PowerMedChairs

Notes to Financial Statements

March 31, 2016

(Audited)

NOTE 6. PROVISION FOR INCOME TAXES (continued)

The valuation allowance for deferred tax assets for the year ending March 31, 2016 was $(4,207), as compared to $(4,306) for the same period last year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2016. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	--%

At March 31, 2016, we had an unused net operating loss carryover approximating $53,464 that is available to offset future taxable income which expires beginning 2030.

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

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2016 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.  Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal controls over financial reporting were not effective as of March 31, 2016.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.  As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2016 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2016.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below.  In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the followingseries of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.  Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting.  We are committed to continuing to improve our internal control processes and will continue to diligently and vigorouslyreview our financial reporting controls and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financialreporting.

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

Name	Age	Positions and Offices Held
Anton Yeranossian	55	Director/Chairman/CEO/CFO

B. Work Experience

Biography of Anton Yeranossian, Director, Chairman, CEO, and CFO

Mr. Yeranossian is anexperienced businessman with over seven years working in the field of medical supplies and appliances. He was born in Nalband, Armenia, in January 19 1961.

In 2005, A&A Medical Supply LLC was opened in Chagrin Falls, Ohio.

2006-Present Mr. Yeranossian holds the position of Chief Executive Officer for A &A Medical Supply. A & A Medical Supply markets and sells medical supplies and appliances, these supplies include, but not limited to: canes, wheelchairs, prescription socks, bandages, braces, diabetic supplies, physical therapy supplies, compressors / Nebulizers, beds. A&A Medical Supply basically fulfills non-prescription medical aids.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to PowerMedChairs.  Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the PowerMedChairsshares, unless the transaction is approved by PowerMedChairs's Board of Directors.  The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity.  These provisions could delay, defer or prevent a change in control of PowerMedChairs.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the fiscal year ended March 31, 2016, for our Chief Executive Officer, was appointed on February 22, 2013.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by PowerMedChairs for the last completed fiscal years.

Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Mar 31	($)	($)	($)	($)	($)

Anton Yeranossian	CEO/Dir.	2016	0	0	0	0	0
		2015	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at June 15, 2016.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end March 31, 2015 and March 31, 2016.

Outstanding Equity Awards at Fiscal Year-Ending March 31, 2016

We did not have any outstanding equity awards as of March 31, 2016.

Option Exercises for Fiscal Year-Ending March 31, 2016

There were no options exercised by our named executive officer in fiscal years ending March 31, 2015 and March 31, 2016.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2015or March 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on June 15, 2016 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after June 15, 2016 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of PowerMedChairs's common stock.

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

________________________________________________________________________

1)

Percent of Class is based on 2,710,000shares issued and outstanding.

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

4)

A&A Medical Supply, LLC, an Ohio Limited Liability Company., 8221 E. Washington Street, Chagrin Falls, OH 44023. Mr. FrounzYeranossian is beneficial owner who has the ultimate voting control over the shares held by A&A Medical Supply. He is also the father of Anton Yeranossian, who is the sole officer of PowerMedChairs.

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

Promoters

Mr. Yeranossian, the sole officer/director of the Company, received 1,500,000 restricted common shares, Irina Seppanen received 500,000 restricted common shares, and FrounzYeranossian of A&A Medical Supply, LLC received 500,000 restricted common shares.  They paid, par value, $0.001, cash for their founder’s shares.  These are promoters of the Company, since they each own more than 10% of the issued and outstanding shares and each are considered founders of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Seale and Beers, CPAs, 8250 W. Charleston Blvd., Suite 100, Las Vegas, Nevada 89117 served as our principal independent public accountants for the fiscal years ending March 31, 2015 and March 31, 2014.  Aggregate fees billed to us for the years ended March 31, 2015 and March 31, 2014were as follows:

	For Year Ended March 31, 2016	For the Year Ended March 31, 2015
(1) Audit Fees (1)	$8,023	$8,023
(2) Audit-Related Fees	-	-
(3) Tax Fees	-	-
(4) All Other Fees	-	-

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor.  This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules.  In fiscal year ending March, 2016, all fees paid to Seale and Beers, CPAswere unanimously pre-approved in accordance with this policy.

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

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

ITEM 16. EXHIBITS

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

PowerMedChairs Registrant

Date: June 15, 2016	/s/ Anton Yeranossian
Name: Anton Yeranossian
Title: Chairman, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anton Yeranossian Anton Yeranossian	Chairman, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer	June 15, 2016