Form 10-Q
period 2016-06-30
PowerMedChairs
filed 2016-08-15
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 2,710,000 shares of Common Stock outstanding as of August 10, 2016.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2016

Part I. Financial Information

Item 1. Financial Statements

PowerMedChairs

Condensed Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$2,030	$9,238
Prepaid expense	750	750
Total current assets	2,780	9,988

TOTAL ASSETS	$2,780	$9,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$750	1,277
Due to related party	10,000	10,000
Total current liabilities	10,750	11,277

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,710,000 and 2,710,000 issued and outstanding as of 6/30/2016 and 3/31/2016, respectively	2,710	2,710
Additional paid-in capital	49,465	49,465
Retained deficit	(60,145)	(53,464)
Total stockholders’ equity	(7,970)	(1,289)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,780	$9,988

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015

Revenue	$-	$-

Operating expenses:
General & administrative	6,681	3,573
Total expenses	6,681	3,573

Loss from operations	(6,681)	(3,573)

Net (Loss)	$(6,681)	$(3,573)

Weighted average number of common	2,710,000	2,710,000
shares outstanding- basic

Net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015

OPERATING ACTIVITIES
Net loss	$(6,681)	$(3,573)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(527)	1,423
Prepaid expense	-	-
Cash (used) by operating activities	(7,208)	(2,150)

FINANCING ACTIVITIES
Due to related party	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	(7,208)	(2,150)
CASH - BEGINNING OF THE PERIOD	9,238	9,981
CASH - END OF THE PERIOD	$2,030	$7,831

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Notes to the Condensed Interim Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company has not recognized any revenues and has accumulated operating losses of approximately $60,145 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

PowerMedChairs

Notes to the Condensed Interim Financial Statements

June 30, 2016

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2016 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Results of Operations for the three months ended June 30, 2016 and 2015

During the three month period ended June 30, 2016, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending June 30, 2016, we experienced a net loss of $6,681, as compared to a net loss of $3,573 for the same period last year. The net loss for the three months ending June 30, 2016 was attributed to $6,681 in general & administrative expenses, as compared to $3,573 in general & administrative expenses for the same period last year.

The Company used net cash in operations of $7,208 during the three month period ended June 30, 2016, as compared to using net cash of $2,150 for the same period last year. The Company used no net cash in financing activities during the three month ended June 30, 2016 or June 30, 2015.

Revenues

The Company has generated no revenues since its inception. As of June 30, 2016, the Company had an accumulated deficit of $(60,145). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of June 30, 2016, we had $2,030 cash on hand and prepaid expenses of $750. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheelchairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the March 31, 2016 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of June 30, 2016, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of June 30, 2016, the Company has 2,710,000 shares of common stock issued and outstanding. As of June 30, 2016, the Company had current assets of $2,780 and current liabilities of $10,750.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended June 30, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A. Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

PowerMedChairs Registrant

Date: August 10, 2016	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer