Form 10-Q
period 2016-12-31
PowerMedChairs
filed 2017-02-01
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ______________

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

There were 2,710,000 shares of Common Stock outstanding as of January 11, 2017.

Table of Contents

PowerMedChairs

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PowerMedChairs

Condensed Balance Sheets

(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$5,865	$9,238
Prepaid expense	750	750
Total current assets	6,615	9,988

TOTAL ASSETS	$6,615	$9,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$750	1,277
Due to related party	20,000	10,000
Total current liabilities	20,750	11,277

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,710,000 and 2,710,000 issued and outstanding as of 12/31/2016 and 3/31/2016, respectively	2,710	2,710
Additional paid-in capital	49,465	49,465
Retained deficit	(66,310)	(53,464)
Total stockholders’ equity	(14,135)	(1,289)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,615	$9,988

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Operations

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015	For the nine months ended December 31, 2016	For the nine months ended December 31, 2015

Revenue	$-	$-	$-	$-

Operating expenses:
General & administrative	2,800	3,300	12,846	8,468
Total expenses	2,800	3,300	12,846	8,468

Loss from operations	(2,800)	(3,300)	(12,846)	(8,468)

Net (Loss)	$(2,800)	$(3,300)	$(12,846)	$(8,468)

Weighted average number of common shares outstanding- basic	2,710,000	2,710,000	2,710,000	2,710,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31, 2016	For the nine months ended December 31, 2015

OPERATING ACTIVITIES
Net loss	$(12,846)	$(8,468)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(527)	-
Prepaid expense	-	-
Cash (used) by operating activities	(13,373)	(8,468)

FINANCING ACTIVITIES
Due to related party	10,000	-
Net cash provided by financing activities	10,000	-

NET INCREASE IN CASH	(3,373)	(8,468)
CASH - BEGINNING OF THE PERIOD	9,238	9,981
CASH - END OF THE PERIOD	$5,865	$1,513

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed financial statements.

PowerMedChairs

Notes to the Condensed Interim Financial Statements

December 31, 2016

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2016 audited financial statements. The results of operations for the period ended December 31, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has not recognized any revenues and has accumulated operating losses of approximately $66,310 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

PowerMedChairs

Notes to the Condensed Interim Financial Statements

December 31, 2016

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 20, 2016 an entity associated with an officer loaned the Company $10,000 for working capital. On August 22, 2016 the same entity loaned the Company an additional $10,000 for working capital. As of December 31, 2016, $20,000 of this loan remained due. The loan bears no interest and is due upon demand.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2016 through the date the financial statements are issued, and has determined that no such events have occurred.

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

If the Company can move its business forward, management would consider building and marketing its own branded wheelchair.

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

Results of Operations for the three and nine months ended December 31, 2016 and 2015

During the three and nine month period ended December 31, 2016, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending December 31, 2016, we experienced a net loss of $2,800, as compared to a net loss of $3,300 for the same period last year. The net loss for the three months ending December 31, 2016 was attributed to $2,800 in general & administrative expenses, as compared to $3,300 in general & administrative expenses for the same period last year.

For the nine months ending December 31, 2016, we experienced a net loss of $12,846, as compared to a net loss of $8,468 for the same period last year. The net loss for the nine months ending December 31, 2016 was attributed to $12,846 in general & administrative expenses, as compared to $8,468 in general & administrative expenses for the same period last year.

The Company used net cash in operations of $13,373 during the nine month period ended December 31, 2016, as compared to using net cash of $8,468 for the same period last year. The Company was provided with $10,000 of net cash from financing activities during the nine month ended December 31, 2016, as compared to no cash from financing activities for the same period last year.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2016, the Company had an accumulated deficit of $(66,310). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of December 31, 2016, we had $5,865 cash on hand and prepaid expenses of $750. Management believes, without any additional funding or revenues, the Company has sufficient cash to finance its operations to repair and market wheelchairs, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

As of December 31, 2016, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of December 31, 2016, the Company has 2,710,000 shares of common stock issued and outstanding. As of December 31, 2016, the Company had current assets of $6,615 and current liabilities of $20,750.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PowerMedChairs Registrant

Date: January 24, 2017	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer