Form 10-K
period 2017-03-31
Holly Brothers Pictures, Inc.
filed 2017-07-14
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year endedMarch31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-55018

Holly Brothers Pictures, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	46-2111820
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8221 E. Washington Street, Chagrin Falls, OH	44023
(Address of principal executive offices)	(Zip Code)

(440) 543-4645

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]  Not Applicable.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)	Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at July 11, 2017, computed by reference to the last sale of $0.97 per-share price quoted on the OTC-BB was $197,880.

There were 2,710,000 shares of Common Stock issued and outstanding as of July 11, 2017.

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

In this form 10-K references to "Holly Brothers Pictures, Inc.," "the Company," "we," "us," and "our" refer to Holly Brothers Pictures, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.  We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Holly Brothers Pictures, Inc., 8221 E. Washington Street, Chagrin Falls, OH44023.

PART I

Item 1. Business

History and Organization

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Our plan of operation is to re-build primarily electric/power wheelchairs in disrepair. We plan to market our services to repair and sell wheelchairs. Electric wheelchairs are for people who need support for their upper body and who are unable to move a manual chair with their arms and hands. The electric wheelchair consists of a number of mechanical and electric components that need to be replaced every few year. In most cases, it is much more cost effective to repair a broken electric wheelchair than replace the entire unit. The Company plans to market its services to doctors, therapists, home health care agencies in the Ohio, Eastern Indiana and Northern Kentucky areas. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc. by filing a Certificate of Amendment with the Nevada Secretary of State.

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

Business of Issuer

Holly Brothers Pictures, Inc. plans to rebuild primarily electric/power wheelchairs in disrepair. Electric wheelchairs are for people who need support for their upper body and who are unable to move a manual chair with their arms and hands. A power chair has a more supportive seat and often a headrest for people who are not able to hold themselves upright. The electric wheelchair consists of a number of mechanical and electric components that need to be replaced every few year. In most cases, it is much more cost effective to repair a broken electric wheelchair than replace the entire unit.

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

Marketing Strategy

Our sole officer/director is also CEO of A&A Medical Supply, LLC, based at the same address as our company in Ohio. A&A Medical Supply, LLC is a growing medical supply company that services in the medical supply needs to patients in the Cleveland, OH area. Holly Brothers Pictures, Inc. entered into a separate Service Agreement with A&A Medical Supply to rebuild the wheelchairs brought into its shop for repairs. Currently, A&A Medical Supply receives approximately thirty (30) broken wheelchairs per month. There are no assurances, this number of repairs will remain at this level.

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

RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

From our inception on February 22, 2013 through March 31, 2017, our audited financials show we have generated no revenues and we have incurred a net loss of $75,080.  As of March 31, 2017, our audited financials show we had $7,395 in cash on hand for total current assets of $7,395, total liabilities of $30,300, an accumulated deficit of $(75,080) and total stockholders' deficit of $(22,905).  We are subject to all of the risks inherent in the establishment of a new business enterprise. Our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to re-build wheelchairs in disrepair, market our services and sell wheelchairs. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

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

9. SINCE OUR SOLE OFFICER DOES NOT DEVOTE HIS FULL TIME TO THE COMPANY, HIS OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Anton Yeranossian, the sole officer/director of Holly Brothers Pictures, Inc. does not plan to devote all of his time to the Company's operations. He also works for A&A Medical Supply has its Chief Executive Officer. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities. His other activities will prevent him from devoting full-time to Holly Brothers Pictures, Inc.'s operations which could slow our operations and may reduce its financial results because of the slow-down in operations.

Anton Yeranossian plans to devote approximately 10-hours a week to the Company’s business operations. The Company has no other employees. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Mr. Yeranossian. Mr. Yeranossian intends to limit his role with Holly Brothers Pictures, Inc. until such time as the Company can generate a sufficient level of revenues and cash flows to support new personnel. If he is unable to fulfill any aspect of his duties to the company, Holly Brothers Pictures, Inc. may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business. If Mr. Yeranossian began working on other projects it could take away from the time he currently spends working on our business operations and could create a potential conflict of interest.

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

21. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Upon the effectiveness of our registration, we will incur legal, accounting and other expenses as a fully-reporting public company. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $20,000 of incremental operating expenses in 2017-18. We project that the total incremental operating expenses of being a public company will be approximately $12,000 for 2017-18. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 11, 2017, we have 2,710,000 common shares issued and outstanding. 2,500,000 shares of common stock, owned by three largest shareholders are restricted from immediate resale in the public market. If in the future, they decide to sell his shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

None.

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

There are currently the following two cases pending which the Company is defending:

Mark DeStefano v. PowerMedChairs, A&A Medical Supply, LLC, Anushavan Yeranossian, and Anton Yeranossian, filed as Eighth Judicial District Court Case No. A-17-750526-C in which the Plaintiff alleges claims for Breach of Contract and Unjust Enrichment. The Company has filed an Answer denying all material allegations. The matter has been referred to the Court Annexed Non-Binding Arbitration Program. Discovery has not yet commenced. Management intends to contest this matter vigorously. Due to the early stage of this matter, the likelihood of an unfavorable outcome and any potential range of loss is too difficult to determine at this time.

Ed DeStefano, Mark DeStefano and T. J. Jesky v. Anton Yeranossian and PowerMedChairs, filed as Eighth Judicial District Court Case No. A-17-750604-C in which the Plaintiffs allege claims for Breach of Fiduciary Duty (Against Defendant Yeranossian), Gross Negligence (Against Defendant PowerMedChairs) and Unjust Enrichment (Against Defendant Yeranossian). The Company has filed an Answer denying all material allegations. The matter has been referred to the Court Annexed Non-Binding Arbitration Program. Discovery has not yet commenced. Management intends to contest this matter vigorously. Due to the early stage of this matter, the likelihood of an unfavorable outcome and any potential range of loss is too difficult to determine at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for the period ending March 31, 2017.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Holly Brothers Pictures, Inc. Common Stock, $0.001 par value, was cleared for quotation on the OTC-BB on October 30, 2013, under the stock symbol PCHA.  There have been only been a few trades of the stock since it was cleared for quotation, and there are no assurances an active market will ever develop for the stock.

(b) Holders of Common Stock

As of July 11, 2017, there are approximately forty (40) holders of record of our Common Stock.

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

None.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended March 31, 2017.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We were incorporated on February 22, 2013as PowerMedChairs, as a Nevada corporation, and subsequently changed our name to Holly Brothers Pictures, Inc.  We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements.  We plan to re-build primarily electric/power wheelchairs in disrepair. We plan to market our services to repair and sell wheelchairs.Electric wheelchairs are for people who need support for their upper body and who are unable to move a manual chair with their arms and hands. The electric wheelchair consists of a number of mechanical and electric components that need to be replaced every few year. In most cases, it is much more cost effective to repair a broken electric wheelchair than replace the entire unit.

RESULTS OF OPERATIONS

For the fiscal year ending March 31, 2017, the Company recognized no revenues.  For the for the fiscal year ending March 31, 2017, the Company incurred total operating expenses of $21,616, and compared to $12,020 for the same period last year.  For the fiscal year ending March 31, 2017, the Company had a loss from operations of $(21,616) or $(0.01) per common share basic and diluted as compared to a loss from operations of $(12,020) or $(0.00) per common share basic and diluted for the same period last year.

Since inception on February 22, 2013, we experienced an operating loss of $(75,080).

During the period from ending March 31, 2017, the Company used net cash of $(21,843) in operations, and generated cash of $20,000 from financing activities.  This compares for the period ending March 31, 2016, where the Company used net cash of $(10,743) in operations and generated cash of $10,000 from financing activities.

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

We have no plans to conduct any research, nor development based on the nature of our business.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of July 11, 2017, we have one employee who also serves as officer/director.  We are dependent upon our sole officer our future business development.  As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, Holly Brothers Pictures, Inc. had $7,395 in cash and cash equivalentsfor total current assets of $7,395.  At the same date, Holly Brothers Pictures, Inc. had current liabilities of $30,300.

For the fiscal year ending March 31, 2017, the Company had no revenues.  Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, Holly Brothers Pictures, Inc. anticipates generating losses and therefore may be unable to continue operations in the future. Holly Brothers Pictures, Inc. anticipates it will require additional capital in order to develop its business.  Holly Brothers Pictures, Inc. may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition:  The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.For the period from February 22, 2013(inception) to March 31, 2017, the Company has not recognized any revenues.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Holly Brothers Pictures, Inc.

(formerlyPowerMedChairs)

Financial Statements

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

June 15, 2016

AMC Auditing

Certified Public Accountants

PCAOB Registered Auditors - www.amclasvegas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Holly Brothers Pictures, Inc.

We have audited the accompanying balance sheet of Holly Brothers Pictures, Inc. as of March 31, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for year ended March 31, 2017. Holly Brothers Pictures, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Brothers Pictures, Inc. as of March 31, 2017, and the results of its operations and its cash flows for the year ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

July 11, 2017

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Balance Sheets

	March 31, 2017	March 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$7,395	$9,238
Prepaid expense	-	750
Total current assets	7,395	9,988

TOTAL ASSETS	$7,395	$9,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$300	$1,277
Due to related party	30,000	10,000
Total current liabilities	30,300	11,277

Stockholders' equity:
	2,710	2,710
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,710,000 and 2,710,000 issued and outstanding as of 3/31/2017 and 3/31/2016, respectively
Additional paid-in capital	49,465	49,465
Retained deficit	(75,080)	(53,464)
Total stockholders’ equity	(22,905)	(1,289)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,395	$9,988

The accompanying notes are an integral part of these financial statements.

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Statements of Operations

	For the year ended March 31, 2017	For the year ended March 31, 2016

Revenue	$-	$-

Operating expenses:
General & administrative	21,616	12,020
Total expenses	21,616	12,020

Loss from operations	(21,616)	(12,020)

Net (Loss)	$(21,616)	$(12,020)

Weighted average number of common shares outstanding- basic	2,710,000	2,710,000

Net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Statement of Stockholder’s Equity

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, March 31, 2015	2,710,000	2,710	49,465	(41,444)	10,731

Net (loss)	-	-	-	(12,020)	(12,020)

Balance, March 31, 2016	2,710,000	2,710	49,465	(53,464)	(1,289)

Net (loss)	-	-	-	(21,616)	(21,616)

Balance, March 31, 2017	2,710,000	$2,710	$49,465	$(75,080)	$(22,905)

The accompanying notes are an integral part of these financial statements.

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Statements of Cash Flows

	For the year ended March 31, 2017	For the year ended March 31, 2016

OPERATING ACTIVITIES
Net loss	$(21,616)	$(12,020)
Adjustment to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(977)	1,277
Prepaid expense	750	-
Cash (used) by operating activities	(21,843)	(10,743)

FINANCING ACTIVITIES
Due to related party	20,000	10,000
Net cash provided by financing activities	20,000	10,000

NET DECREASE IN CASH	(1,843)	(743)
CASH - BEGINNING OF THE PERIOD	9,238	9,981
CASH - END OF THE PERIOD	$7,395	$9,238

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Notes to Financial Statements

March 31, 2017

(Audited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Holly Brothers Pictures, Inc. is a Nevada Corporation incorporated in the State of Nevada on February 22, 2013 as PowerMedChairs, and is considered to be an emerging growth company under applicable federal securities laws. The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Notes to Financial Statements

March 31, 2017

(Audited)

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on February 22, 2013 through March 31, 2017.

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

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Notes to Financial Statements

March 31, 2017

(Audited)

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

NOTE 3. - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling $75,080 since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Notes to Financial Statements

March 31, 2017

(Audited)

On March 26, 2013, the Company formed a subsidiary, PowerMedChairs Shareholder Acquisition Corporation. On March 29, 2013, Holly Brothers Pictures, Inc. Shareholder Acquisition Corporation purchased 25,000,000 shares of Tropical PC for $10,000, whereby it gained controlling interest in Tropical PC. The Company then cancelled those 25,000,000 shares on March 31, 2013, after which Tropical PC had 210,000 common shares issued and outstanding. The shareholders of Tropical PC exchanged all of their 210,000 shares for shares in the subsidiary on a one-for-one basis. Subsequently, the subsidiary collapsed into Holly Brothers Pictures, Inc., and the subsidiary’s shareholders received a one-for-one share exchange of Holly Brothers Pictures, Inc. shares for a total of 210,000 shares.

There have been no issuances of stock options or warrants.

As of March 31, 2017, 2,710,000 common shares were issued & outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

On February 22, 2013, a founder of the Company contributed capital of $175 cash for incorporation fees.

On February 27, 2013, a founder of the Company contributed capital of $49,500 cash for working capital.

On February 27, 2013, the Company’s founders purchased 2,500,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $2,500.

On January 20, 2016 an entity associated with an officer loaned the Company $10,000 for working capital. An additional $20,000 for working capital was loaned during the fiscal year ended March 31, 2017. As of March 31, 2017, $30,000 of this loan remained due. The loan bears no interest and is due upon demand.

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

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Notes to Financial Statements

March 31, 2017

(Audited)

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

As of March 31, 2017, the Company had net operating loss carry forwards of $21,616, as compared to $12,020 at March 31, 2016, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2017 and March 31, 2016:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	$7,566	$4,207

Total deferred tax assets	7,566	4,207
Less: valuation allowance	(7,566)	(4,207)
Net deferred tax assets	$--	$--

The valuation allowance for deferred tax assets for the year ending March 31, 2017 was $(7,566), as compared to $(4,207) for the same period last year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2017.

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Notes to Financial Statements

March 31, 2017

(Audited)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	-%

At March 31, 2017, we had an unused net operating loss carryover approximating $75,080 that is available to offset future taxable income which expires beginning 2030.

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

NOTE 9. LITIGATION

There are currently the following two cases pending which the Company is defending:

Mark DeStefano v. PowerMedChairs, A&A Medical Supply, LLC, Anushavan Yeranossian, and Anton Yeranossian, filed as Eighth Judicial District Court Case No. A-17-750526-C, filed February 2, 2017, in which the Plaintiff alleges claims for Breach of Contract and Unjust Enrichment. The Company has filed an Answer denying all material allegations. The matter has been referred to the Court Annexed Non-Binding Arbitration Program. Discovery has not yet commenced. Management intends to contest this matter vigorously. Due to the early stage of this matter, the likelihood of an unfavorable outcome and any potential range of loss is too difficult to determine at this time.

Holly Brothers Pictures, Inc.

(formerly PowerMedChairs)

Notes to Financial Statements

March 31, 2017

(Audited)

Ed DeStefano, Mark DeStefano and T.J. Jesky v. Anton Yeranossian and PowerMedChairs, filed as Eighth Judicial District Court Case No. A-17-750604-C, filed February 3, 2017, in which the Plaintiffs allege claims for Breach of Fiduciary Duty (Against Defendant Yeranossian), Gross Negligence (Against Defendant PowerMedChairs) and Unjust Enrichment (Against Defendant Yeranossian). The Company has filed an Answer denying all material allegations. The matter has been referred to the Court Annexed Non-Binding Arbitration Program. Discovery has not yet commenced. Management intends to contest this matter vigorously. Due to the early stage of this matter, the likelihood of an unfavorable outcome and any potential range of loss is too difficult to determine at this time.

NOTE 10. SUBSEQUENT EVENTS

The Company’s Board of Directors approved changing the name of the Company’s name to Holly Brothers Pictures, Inc. on June 2, 2017.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective.  Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017.  In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting.  As a result, our internal controls over financial reporting were not effective as of March 31, 2017.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.  As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2017 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended March 31, 2017.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Positions and Offices Held
Anton Yeranossian	56	Director/Chairman/CEO/CFO

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

Mr. Yeranossian plans to devote approximately 10 hours a week to Holly Brothers Pictures, Inc. business operations.

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Holly Brothers Pictures, Inc.  Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Holly Brothers Pictures, Inc. shares, unless the transaction is approved by Holly Brothers Pictures, Inc.'s Board of Directors.  The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity.  These provisions could delay, defer or prevent a change in control of Holly Brothers Pictures, Inc.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended March 31, 2017, for our Chief Executive Officer, was appointed on February 22, 2013.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by Holly Brothers Pictures, Inc. for the last completed fiscal years.

Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Mar 31,	($)	($)	($)	($)	($)

Anton Yeranossian	CEO/Dir.	2017	0	0	0	0	0
		2016	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at July 11, 2017.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end March 31, 2017 and March 31, 2016.

Outstanding Equity Awards at Fiscal Year-Ending March 31, 2017

We did not have any outstanding equity awards as of March 31, 2017.

Option Exercises for Fiscal Year-Ending March 31, 2017

There were no options exercised by our named executive officer in fiscal years ending March 31, 2017 and March 31, 2016.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ending March 31, 2017or March 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on July 11, 2017 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 11, 2017 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Holly Brothers Pictures, Inc.'s common stock.

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

_____________________________________________________________

1)

Percent of Class is based on 2,710,000shares issued and outstanding.

2)

Anton Yeranossian, 8221 E. Washington Street, Chagrin Falls, OH 44023

3)

Irina Seppanen, 35595 Spatterdock Lane, Solon, OH 44139. Irina Seppanen, is the niece of Anton Yeranossian. Her father is Anton Yeranossian’s brother. Irina Seppanen was an original shareholder of Tropical PC, who owned 6,000 shares of Tropical PC before they were exchanged with Holly Brothers Pictures, Inc. Her original 6,000 shares are restricted, and are not being registered in this Registration Statement.

4)

A&A Medical Supply, LLC, an Ohio Limited Liability Company., 8221 E. Washington Street, Chagrin Falls, OH 44023. Mr. FrounzYeranossian is beneficial owner who has the ultimate voting control over the shares held by A&A Medical Supply. He is also the father of Anton Yeranossian, who is the sole officer of Holly Brothers Pictures, Inc.

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

Office Space

The Registrant's director, Anton Yeranossian, has contributed office space for the Registrant's use for all periods presented. There is no charge to Holly Brothers Pictures, Inc. for the space. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. The office space contributed is at the same location as A&A Medical Supply, a medical supply company managed by Anton Yeranossian. No written agreement exists that this officer/director will continue to donate office space to the operations. Therefore, there is no guarantee that he will not seek reimbursement for the donated office space in the future.

Service Agreement

The Company entered into a Service Agreement with A&A Medical Supply, LLC.  Our sole officer/director is CEO of A&A Medical Supply.  A&A Medical Supply is based in Chagrin Falls, OH, at the same location as Holly Brothers Pictures, Inc.  A&A Medical Supply is owned by the parents of Anton Yeranossian, the Company’s sole officer.  A&A Medical Supply currently sells and rebuilds wheelchairs.  A&A Medical Supply is giving Anton Yeranossian, the time needed to form Holly Brothers Pictures, Inc., and rebuild the wheelchairs that will be sold through A&A Medical.

The material terms of the Service Agreement between Holly Brothers Pictures, Inc. and A&A Medical Supply are as follows:

•

The agreement gives Holly Brothers Pictures, Inc. the right of first refusal to rebuild any wheelchairs returned to A&A Medical Supply, LLC.

•

A&A shall provide Holly Brothers Pictures, Inc. with wheelchairs in need of repair and provide Holly Brothers Pictures, Inc. the specifications to rebuild the wheelchair for A&A client.

•

Holly Brothers Pictures, Inc. shall provide overall quality control, logistics in ordering the replacement components, the management and administrative duties with respect to rebuilding wheelchairs.

•

The wheelchairs must meet the specifications to qualify for Medicare/insurance reimbursement.

•

Compensation:  When the wheelchairs are rebuilt to the satisfaction of A&A, Holly Brothers Pictures, Inc. will bill A&A for parts and labor.  The Agreement provides that the rate for labor and any mark-up of the parts we will bill A&A will reflect a discount still to be determined between the parties.

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

Item 14. Principal Accountant Fees and Services.

AMC Auditing, 8250 W. Charleston Blvd., Suite 100, Las Vegas, Nevada 89117 served as our principal independent public accountants for the fiscal year ended March 31, 2017 while Seale & Beers, CPAs served as our principal independent public accountants for the fiscal year ended March 31, 2016.  Aggregate fees billed to us for the years ended March 31, 2017 and March 31, 2016were as follows:

	For Year Ended March 31, 2017	For the Year Ended March 31, 2016
(1) Audit Fees (1)	$9,773	$8,023
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor.  This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules.  In fiscal year ending March, 2017, all fees paid to AMC Auditingwere unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) Financial Statements

(b) Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	05/23/2013
3.2	Bylaws, as currently in effect		S-1		3.1	05/23/2013
10.1	Service Agreement between Holly Brothers Pictures, Inc. and A&A Medical Supply, LLC dated May 1, 2013		S-1		10.1	05/23/2013
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Holly Brothers Pictures, Inc. Registrant

Date: July 11, 2017	/s/ Anton Yeranossian
Name: Anton Yeranossian
Title: Chairman, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anton Yeranossian Anton Yeranossian	Chairman, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer	July 11, 2017