Form 10-Q
period 2017-09-30
Holly Brothers Pictures, Inc.
filed 2017-11-07
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X] Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

There were 2,710,000 shares of Common Stock outstanding as of November 2, 2017.

Table of Contents

Holly Brothers Pictures, Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2017

Part I. Financial Information

Item 1. Financial Statements

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Condensed Balance Sheets

(Unaudited)

	September 30, 2017	March 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$1,081	$7,395
Prepaid expense	-	-
Total current assets	1,081	7,395

TOTAL ASSETS	$1,081	$7,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$300	300
Due to related party	35,000	30,000
Total current liabilities	35,300	30,300

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,710,000 and 2,710,000 issued and outstanding as of 9/30/2017 and 3/31/2017, respectively	2,710	2,710
Additional paid-in capital	49,465	49,465
Retained deficit	(86,394)	(75,080)
Total stockholders’ equity	(34,219)	(22,905)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,081	$7,395

The accompanying notes are an integral part of these condensed financial statements.

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the six months ended September 30, 2017	For the six months ended September 30, 2016

Revenue	$-	$-	$-	$-

Operating expenses:
General & administrative	3,096	3,365	11,314	10,046
Total expenses	3,096	3,365	11,314	10,046

Loss from operations	(3,096)	(3,365)	(11,314)	(10,046)

Net (Loss)	$(3,096)	$(3,365)	$(11,314)	$(10,046)

Weighted average number of common shares outstanding- basic	2,710,000	2,710,000	2,710,000	2,710,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended September 30, 2017	For the six months ended September 30, 2016

OPERATING ACTIVITIES
Net loss	$(11,314)	$(10,046)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	1,223
Prepaid expense	-	-
Cash (used) by operating activities	(11,314)	(8,823)

FINANCING ACTIVITIES
Due to related party	5,000	10,000
Net cash provided by financing activities	5,000	10,000

NET INCREASE (DECREASE) IN CASH	(6,314)	1,177
CASH - BEGINNING OF THE PERIOD	7,395	9,238
CASH - END OF THE PERIOD	$1,081	$10,415

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed financial statements.

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Notes to the Condensed Interim Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2017 audited financial statements. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K Annual Report.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2017, the Company has not recognized any revenues and has accumulated operating losses of approximately $86,394 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2017 through the date the financial statements are issued, and has determined that no such events have occurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “seeks,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, “Management's Discussion and Analysis and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

Medicare Wheelchair Reimbursement

Manual wheelchairs are considered “Durable Medical Equipment” under Medicare guidelines. Most of the cost of a wheelchair will be covered under your Original Medicare Part B plan. A wheelchair user will have to pay 20 percent and meet your yearly Part B deductible.

In order for a wheelchair to be covered under Medicare, the requirements are:

•

It must be medically necessary, as determined by a doctor

•

A physician has documented this information for Medicare

•

The patient has a “Certificate of Necessity” (like a prescription)

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

Additionally, the Company plans to market its services to doctors, therapists, home health care agencies in the Ohio, Eastern Indiana and Northern Kentucky areas. It is these health care providers that are the first to recognize a wheelchair in disrepair. The marketing to these individuals, will take place by sending them sales brochure on what the Company can do, and speaking directly with these providers.

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

Results of Operations for the three and six months ended September 30, 2017 and 2016

During the three month period ended September 30, 2017, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2017, we experienced a net loss of $3,096, as compared to a net loss of $3,365 for the same period last year. The net loss for the three months ending September 30, 2017 was attributed to $3,096 in general & administrative expenses, as compared to $3,365 in general & administrative expenses for the same period last year.

For the six months ending September 30, 2017, we experienced a net loss of $11,314, as compared to a net loss of $10,046 for the same period last year. The net loss for the six months ending September 30, 2017 was attributed to $11,314 in general & administrative expenses, as compared to $10,046 in general & administrative expenses for the same period last year.

The Company used net cash in operations of $11,314 during the six month period ended September 30, 2017, as compared to using net cash of $8,823 for the same period last year.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2017, the Company had an accumulated deficit of $(86,394). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of September 30, 2017, we had $1,081 cash on hand. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

As of September 30, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of September 30, 2017, the Company has 2,710,000 shares of common stock issued and outstanding. As of September 30, 2017, the Company had current assets of $1,081 and current liabilities of $35,300.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management's report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2017.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A. Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and the discussion in Item 1, above, under “Liquidity and Capital Resources.”

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

Holly Brothers Pictures, Inc. Registrant

Date: November 7, 2017	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer