Form 10-Q
period 2017-12-31
Holly Brothers Pictures, Inc.
filed 2018-01-29
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

There were 2,865,172 shares of Common Stock outstanding as of January 23, 2018.

Table of Contents

Holly Brothers Pictures, Inc.

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2017

Part I. Financial Information

Item 1. Financial Statements

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Condensed Balance Sheets

(Unaudited)

	December 31, 2017	March 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$5,382	$7,395
Prepaid expense	-	-
Total current assets	5,382	7,395

TOTAL ASSETS	$5,382	$7,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	300
Due to related party	-	30,000
Total current liabilities	-	30,300

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,865,172 and 2,710,000 issued and outstanding as of 12/31/2017 and 3/31/2017, respectively	2,865	2,710
Additional paid-in capital	94,310	49,465
Retained deficit	(91,793)	(75,080)
Total stockholders’ equity	5,382	(22,905)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,382	$7,395

The accompanying notes are an integral part of these condensed financial statements.

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Condensed Statements of Operations

(Unaudited)

	For the three months ended December 31, 2017	For the three months ended December 31, 2016	For the nine months ended December 31, 2017	For the nine months ended December 31, 2016

Revenue	$-	$-	$-	$-

Operating expenses:
General & administrative	5,399	2,800	16,713	12,846
Total expenses	5,399	2,800	16,713	12,846

Loss from operations	(5,399)	(2,800)	(16,713)	(12,846)

Net (Loss)	$(5,399)	$(2,800)	$(16,713)	$(12,846)

Weighted average number of common shares outstanding- basic	2,733,613	2,710,000	2,717,900	2,710,000

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31, 2017	For the nine months ended December 31, 2016

OPERATING ACTIVITIES
Net loss	$(16,713)	$(12,846)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	(300)	(527)
Cash (used) by operating activities	(17,013)	(13,373)

FINANCING ACTIVITIES
Proceeds from related party debt	15,000	10,000
Net cash provided by financing activities	15,000	10,000

NET INCREASE (DECREASE) IN CASH	(2,013)	(3,373)
CASH - BEGINNING OF THE PERIOD	7,395	9,238
CASH - END OF THE PERIOD	$5,382	$5,865

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

Non-Cash investing and financing transactions:
Stock issued to settle debt	$45,000	$-

The accompanying notes are an integral part of these condensed financial statements.

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Notes to the Condensed Interim Financial Statements

December 31, 2017

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2017 audited financial statements. The results of operations for the period ended December 31, 2017 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company has not recognized any revenues and has accumulated operating losses of approximately $91,793 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Holly Brothers Pictures, Inc.

(Formerly PowerMedChairs)

Notes to the Condensed Interim Financial Statements

December 31, 2017

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 20, 2016, $10,000 was loaned to the Company by a shareholder. An additional $10,000 was loaned on August 22, 2016, $10,000 on March 24, 2017, $5,000 on July 13, 2017, $5,000 on October 26, 2017 and $5,000 on December 16, 2017. These loans bore no interest and were due upon demand. As the Company lacked adequate cash to repay these debts, it was mutually agreed on December 18, 2017 to settle this $45,000 debt in exchange for the issuance of 155,172 restricted unregistered shares of common stock.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2017 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Results of Operations for the three and nine months ended December 31, 2017 and 2016

During the three month period ended December 31, 2017, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending December 31, 2017, we experienced a net loss of $5,399, as compared to a net loss of $2,800 for the same period last year. The net loss for the three months ending December 31, 2017 was attributed to $5,399 in general & administrative expenses, as compared to $2,800 in general & administrative expenses for the same period last year.

For the nine months ending December 31, 2017, we experienced a net loss of $16,713, as compared to a net loss of $12,846 for the same period last year. The net loss for the nine months ending December 31, 2017 was attributed to $16,713 in general & administrative expenses, as compared to $12,846 in general & administrative expenses for the same period last year.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2017, the Company had an accumulated deficit of $(91,793). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to re-build wheelchairs in disrepair, market its services and sell wheelchairs. As of December 31, 2017, we had $5,382 cash on hand. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management does not anticipate it will be required to seek outside funding to keep its business operational for the next twelve months. However, does not preclude management from seeking funding in the future.

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

As of December 31, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock. As of December 31, 2017, the Company has 2,865,172 shares of common stock issued and outstanding.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2017.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Mark DeStefano v. PowerMedChairs, A&A Medical Supply, LLC, Anushavan Yeranossian, and Anton Yeranossian, filed as Eighth Judicial District Court Case No. A-17-750526-C, pursuant to Stipulation, was Dismissed with Prejudice by Order of the Court on November 22, 2017.

Ed DeStefano, Mark DeStefano and T.J. Jesky v. Anton Yeranossian and PowerMedChairs, filed as Eighth Judicial District Court Case No. A-17-750604-C, pursuant to Stipulation, was Dismissed with Prejudice by Order of the Court on December 4, 2017.

Item 1A. Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2016, $10,000 was loaned to the Company by a shareholder. An additional $10,000 was loaned on August 22, 2016, $10,000 on March 24, 2017, $5,000 on July 13, 2017, $5,000 on October 26, 2017 and $5,000 on December 16, 2017. These loans bore no interest and were due upon demand. As the Company lacked adequate cash to repay these debts, it was mutually agreed on December 18, 2017 to settle this $45,000 debt in exchange for the issuance of 155,172 restricted unregistered shares of common stock.

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

Holly Brothers Pictures, Inc. Registrant

Date: January 23, 2018	/s/ Anton Yeranossian
Name: Anton Yeranossian
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer