Form 10-K
period 2018-03-31
Holly Brothers Pictures, Inc.
filed 2018-12-06
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018	Commission File Number: 000-55018

Holly Brothers Pictures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

462 Stevens Ave, #310

Solana Beach, CA 92075

(858) 987-4910

(Address, Including Zip Code, and Telephone Number,

Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES [  ]  NO [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]  NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [  ]  NO [X]

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $130,000. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of November 30, 2018 was 1,204,000.

ii

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission, referred to herein as the SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Certain statements that we may make from time to time, including, without limitation, statements contained in this report constitute “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

We make forward-looking statements under the “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors.”

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very highly regulated, competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

PART I

References in this Annual Report on Form 10-K to the “Company”, “we”, “our” and “us” are used herein to refer to Holly Brothers Pictures, Inc.

ITEM 1. BUSINESS

Overview

Commencing in February 2018, through our subsidiary, Power Blockchain LLC (“Power Blockchain”), we began operating a start-up venture that specializes in blockchain mining for the Bitcoin network, the computer intensive process required to verify and record the digital exchange of money for crypto-currency transactions. In exchange for processing these complex mathematical equations, we will be rewarded with digital currency. We have yet to commence meaningful operations, and will require new capital investment to execute upon our business strategy.

Our business plan is to build a cryptocurrency mining operation, operating specialized computers (also known as “crypto-currency miners") that generate cryptocurrency (primarily Bitcoin).  A bitcoin is an asset that can be transferred among parties via the Internet, but without the use of a central administrator or clearing agency. The term decentralized is often used in descriptions of bitcoin, in reference to bitcoin’s lack of necessity for administration by a central party.

As further indicated below (see “Our Operations”), the results of our initial crypto-currency mining operations have been inconclusive to date, therefore, we are currently evaluating our strategic alternatives going forward.

Our Industry

Bitcoin mining utilizes a combination of computer hardware and software to accomplish a dual purpose: (i) to verify the authenticity and validity of bitcoin transactions (i.e. the movement of bitcoin between addresses), and (ii) the creation of new bitcoin. Bitcoin miners do not need permission to participate in verifying transactions.  Rather, miners compete to solve a prescribed and complicated mathematical calculation using computers dedicated to the task.  Rounds of the competition repeat approximately every ten minutes. In any particular round of the competition, the first miner to find the solution to the mathematical calculation is the miner who gains the privilege of announcing the next block to be added to the blockchain.

A new block that is added to the blockchain serves to take all of the recent-yet-unconfirmed transactions and verify that none are fraudulent.  The recent-yet-unconfirmed transactions also generally contain transaction fees that are awarded to the miner who produces the block in which the transactions are inserted, and thereby confirmed.  The successful miner also earns the so-called block reward, an amount of newly created bitcoin. Thus, bitcoin miners are financially incentivized to conduct their work.  The financial incentives received by bitcoin miners are a vital part of the process by which the Bitcoin network functions.

Upon successfully wining a round of the competition (winning a round is referred to as mining a new block), the miner then transmits a copy of the newly-formed block to peers on the Bitcoin network, all of which then update their respective copies of the blockchain by appending the new block, thereby acknowledging the confirmation of the transactions that had previously existed in an unconfirmed state. A recipient of bitcoin must wait until a new block is formed in order to see the transaction convert from an unconfirmed state to a confirmed state.

Bitcoin’s mining process is the innovation that allows it to function without a central arbiter. Transactions are initially in an unconfirmed state because they must be checked for any attempt at a so-called double-spend.  A double spend would occur if Party A were to send the same bitcoin both to Party B and to Party C.  No payment system can be sound if it permits double spends.  In a payment system with a central administrator (i.e., payments sent through a bank), the job of preventing double spends falls to the central administrator.  Bitcoin’s mining process is the mechanism by which it prohibits double spends yet remains without a central administrator.

Party A could attempt a double-spend - the sending of the same bitcoin both to Parties B and C - by creating two digitally signed transactions. The first transaction would propose to transfer the bitcoin from Party A to Party B and the second to Party C.  Party A would then broadcast both transactions to the Bitcoin network, and all participating computers would generally see both transactions in a matter of seconds.  The transactions would, initially, be in an unconfirmed state, and no participant on the Bitcoin network would be able to know which of the two transactions to verify and which to reject.  Participants would, however, know that only one of the transactions can be permitted to exist, and that all participants need somehow to agree which transaction to permit and which to reject.

When a miner successfully mines a new block, it eliminates the attempted double spend by choosing only one of the unconfirmed transactions and discarding the other. Thus, the miner serves as the arbiter in resolving any attempted double spends. The miner’s choice of which transaction to include in the block can be arbitrary. The only requirement, for the soundness of the system, is that only one of the two transactions is included.  When the miner broadcasts the newly created block to participants in the Bitcoin network, each participant will know which of the two transactions is valid and which is invalid.  If the miner were to attempt to include both transactions in the block, participants on the Bitcoin network would immediately know that the block is invalid, and they would discard it.  From a systemic perspective, the miner’s most important function is to be an arbiter in the case of any attempted double spend, thus maintaining the soundness of the Bitcoin network.

Beyond being the arbiter in case of an attempted double spend, miners also serve to generate newly created bitcoin. A miner’s probability of successfully generating a new block is proportional to the amount of computing power the miner employs as a proportion of the total amount of computing power dedicated to mining. Although the aggregate amount of computing power devoted to bitcoin mining tends to increase over time, the quantity of bitcoin generated each day does not. By design, the supply of bitcoin is finite, and the pace at which bitcoin is generated is fixed, and set to decrease by half every four years on a defined schedule.

If an individual miner adds computing power to its mining operation, it will increase its probability of successfully generating new blocks, and simultaneously reduce the probability of other miners generating new blocks, but the overall quantity of new blocks generated will not increase. By intention, bitcoin mining is setup to be a race amongst miners in which miners are incentivized to add computing power over time, in order to protect themselves from the consequences of increases in computing power by other miners. Since the number of blocks generated is fixed, a miner can gain only a temporary advantage by adding computing power, and the advantage dissipates as other miners add computing power to their own respective mining operations.

The race among miners to add processing power is a feature of Bitcoin that keeps the Bitcoin network secure. The protocol underlying Bitcoin operates safely so long as no miner gains control of more than 50 percent of the mining processing power.  If a miner gains control of more than 50 percent of mining processing power, the network will still operate safely, so long as the miner has no nefarious goals.  The addition of mining processing power makes it continuously more difficult for a nefarious miner to gain control of more than 50 percent of mining processing power.

Our Operations

On February 14, 2018, we were granted permission from the Kingdom of Lesotho to conduct crypto-currency mining operations in Lesotho.  As part of this permission, we were permitted to operate by the Lesotho Electricity Company and we negotiated an electric rate agreement.  As of the date of this report, we owned 70 crypto-currency miners and Power Control Units (PCU), 50 of which have been installed in Lesotho, 10 of which are in customs in South Africa, and 10 of which are in storage in South Africa.  We commenced mining operations in Lesotho but have not recorded any revenues to date.

We operate from a rented facility capable of hosting mining operations.  We secured this modest size space on an as needed basis without a long term lease agreement.   We have completed a space infrastructure build out to support our mining operations, such as electricity connections, sound proofing, air conditioning, de-humidification, and IT networking and engaged a manager for site supervision.

Due to various economic and market conditions, which have been largely out of our ability to control effectively, the results of our initial crypto-currency mining operations have been inconclusive to date.  Therefore, we are currently evaluating our strategic alternatives going forward.

Corporate History

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since our incorporation until February 2018, our plan of operation was to re-build primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. As discussed above, in February 2018, we ceased this business and commenced our blockchain mining business through our acquisition of Power Blockchain described below.

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the owners of Power Blockchain in exchange for the issuance for convertible notes in aggregate principal amount of $2.2 million. The notes: (i) mature five years from the date of issuance: (ii) accrue interest at 5% per annum; (iii) require repayment in four equal installments on the second, third, fourth and fifth anniversary dates after issuance; and (iv) are convertible at the option of the holder into our common stock at a conversion price of $0.13 per share. Upon consummation of the exchange agreement, Power Blockchain became our wholly owned subsidiary.  Power Blockchain had outstanding debt obligations in aggregate principal amounts of $570,000, accruing interest at rates between 12-13% per annum, which obligations were overdue and in default. In March 2018, the Power Blockchain debt holders commenced a lawsuit against us in San Diego Superior Court, in connection with outstanding and overdue debt obligations. On March 22, 2018, we agreed to enter into a conditional settlement with the debt holders. The settlement agreement calls for the periodic issuance to the debt holders, subject to certain ownership and temporal limitations, of an aggregate of up to 3,078,000 and 3,157,000 shares respectively, exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and the California Corporations Code Section 25017(f)(3), as amended, after a fairness hearing evaluating the relative merits of the proposed agreement, which was held and approved on April 2, 2018.

Competition

In cryptocurrency mining, companies, individuals and groups generate units of cryptocurrency through mining. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers.  Miners may organize themselves in mining pools. A mining pool is created when cryptocurrency miners pool their processing power over a network and mine transactions together. Rewards are then distributed proportionately to each miner based on the work power contributed. Mining pools became popular when mining difficulty increased. Mining pools allow miners to pool their resources so they can generate blocks quickly and receive rewards (i.e., fractions or units of cryptocurrency) on a consistent basis instead of mining alone where rewards may not be received for long periods. We compete or may in the future compete with other companies that focus all or a portion of their activities on owning or operating cryptocurrency exchanges, developing programming for the blockchain, and mining activities.  At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.

Government Regulation

Government Regulation of blockchain and cryptocurrency is largely non-existent at present and is being actively considered by the United States federal government via a number of agencies (SEC, CFTC, Federal Trade Commission and the Financial Crimes Enforcement Network the U.S. Department of the Treasury) and in other countries. State government regulations also may apply to certain activities such as cryptocurrency exchanges (bitlicense, banking and money transmission regulations) and other activities in which we participate or may participate in the future.  Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally.  Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to our businesses, or when they will be effective.  Various bills have also proposed in congress for adoption related to our business which may be adopted and have an impact on us.  As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, including for our mining and other activities.

Intellectual Property

We actively use specific hardware and software for our cryptocurrency mining operation.  In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place. We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations.  We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others.

Employees

As of March 31, 2018, we had no permanent employees and two part-time contractors/consultants.

Legal Proceedings

We are not subject to any litigation.

ITEM 1A. RISK FACTORS

The following risks and uncertainties should be carefully considered. If any of the following occurs, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.

Risks Relating to Our Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.

We are not profitable and have incurred losses since our inception.  We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.  We were previously engaged in pursuing the business of re-building wheelchairs in disrepair and the sales of wheelchairs and were not successful in that business.  In January 2018, we determined to instead pursue a blockchain and digital currency‑related business. Our initial efforts in this new business will focus primarily on bitcoin mining. Currently, our only operations are at our bitcoin mining facility in Lesotho, and that mine is still in a relatively early stage of development. Our current strategy is new and unproven, is in an industry that is itself new and evolving, and is subject to the risks discussed below.  This strategy, like our prior ones, may not be successful, and we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

As we attempt to expand our operations, our costs will grow rapidly, which could seriously harm our business or increase our losses.

Our mining operations are costly, and we expect our expenses, including those related to acquisitions, to grow in the future. This expense growth will continue if we are able to acquire additional crypto-currency miners, which will require more computing infrastructure, and as we hire additional employees to support potential future growth. Our costs will be based on development growth of operations and may not be offset by a corresponding growth of our revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts.  Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

We may be unable to raise additional capital needed to grow our business.

We will likely continue to operate at a loss, at least until our business becomes established, and we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements.  We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations.  If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness and take other actions that would otherwise be in the interests of our shareholders, forcing us to maintain specified liquidity or other ratios. We may not be able to compete with other companies, some of whom have greater resources and experience.

We may not be able to compete successfully against present or future competitors.

We do not have the resources to compete with larger providers of similar services at this time. The cryptocurrency industry has attracted various high‑profile and well-established operators, most of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in expanding our operations. Competition from existing and future competitors could result in our inability to secure expand our business. This competition from other entities with greater resources and experience may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan.

Our rented facility in Lesotho that houses our equipment and is our sole facility may experience damages, including damages that are not covered by insurance.

Our current and sole operational facility is in Lesotho and is subject to a variety of risks including:

•

the presence of construction or repair defects or other structural or building damage;

•

any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;

•

any damage resulting from natural disasters; and

•

claims by employees and others for injuries sustained at our properties.

For example, a mine could be rendered inoperational, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mines could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity.  Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage.  Our insurance does not cover any interruption of our mining activities, and may not be adequate to cover the losses we suffer as a result of any of these events.  In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are only operating a single mine.

Since our only facility is in Lesotho, we are subject to risks associated with international operations.

As a company that operates in a foreign country, we are subject to a number of particular risks, including:

•

exposure to local economic conditions;

•

potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•

hostility from local populations;

•

restrictions and taxes on the withdrawal of foreign investments and earnings;

•

imposition of government policies and regulations against business and energy usage by foreigners;

•

foreign investment restrictions or requirements;

•

limitations on our ability to legally enforce our contractual rights in foreign countries;

•

lack of protection of intellectual property rights;

•

regulations prohibiting or restricting the mining of cryptocurrencies;

•

conflicts between local laws and U.S. laws;

•

exposure to currency fluctuations;

•

withholding and other taxes on remittances and other payments by our local subsidiary; and

•

changes in and application of foreign taxation structures.

Any international business operations will also be subject to various anti-corruption laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”).  The FCPA and similar anti‑corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business.  We cannot provide assurance that our internal controls and procedures will protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work.  If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal, and others allowing their use and trade but, in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, regulatory requirements, as well as unclear and evolving requirements.  Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

Our change in our business strategy and name could subject us to increased SEC scrutiny.

We previously were engaged in the business of re-building wheelchairs in disrepair and the sales of wheelchairs. In February 2018, we determined to instead pursue a crypto-currency mining business, through our acquisition of Power Blockchain, LLC. The SEC has announced that it is scrutinizing public companies that change their name or business model in a bid to capitalize upon the hype surrounding blockchain technology, and has suspended trading of certain of such companies.  SEC Chairman Jay Clayton warned that it is not acceptable for companies without a meaningful track record in the sector to participate in blockchain technology, change their name and immediately offer investors securities without providing adequate disclosures about the risks involved.  As a result, we could be subject to substantial SEC scrutiny that could require devotion of significant management and other resources and potentially have an adverse impact on the trading of our stock.

We may face risks of Internet disruptions, which could have an adverse effect on the price of cryptocurrencies.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities.  Generally, cryptocurrencies are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency's network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies.

Cryptocurrency has a short history and acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency.  Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Transactional fees may decrease demand for bitcoin and prevent expansion.

As the number of bitcoin awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the bitcoin network will transition from a set reward to transaction fees. The requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoin that could adversely impact an investment in our securities. In order to incentivize miners to continue to contribute to the bitcoin network, the bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoin as a means of payment and existing users may be motivated to switch from bitcoin to another cryptocurrency or to fiat currency.  Decreased use and demand for bitcoin may adversely affect its value and result in a reduction in the price of bitcoin and the value of our securities.

Political or economic crises may motivate large-scale sales of bitcoin or other cryptocurrencies, which could result in a reduction in value and adversely affect us.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoin are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoin and other cryptocurrencies either globally or locally. Large-scale sales of bitcoin and ether or other cryptocurrencies would result in a reduction in their value and could adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange‑traded funds have been scrutinized by regulators and such scrutiny and negative impressions or conclusions could be applicable to us and impact our ability to successfully pursue our new strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.

Our future success will depend in large part upon the value of bitcoin, and the value of bitcoin and other cryptocurrencies may be subject to pricing risk and has historically been subject to wide swings.

Our operating results will depend in large part upon the value of bitcoin. Specifically, our revenues from our bitcoin mining operations will be based upon two factors: (1) the number of bitcoins we mine and (2) the value of bitcoin.  In addition, our operating results will be directly impacted by changes in the value of bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking bitcoin to fair value each quarter).  This means that our operating results will be subject to swings based upon increases or decreases in the value of bitcoin.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors, are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms.  Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions.  Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, inflating and making their market prices more volatile or creating "bubble"‑type risks.

Cryptocurrency inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

We are subject to risks associated with our need for significant electrical power.  Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.

The operation of a bitcoin or other cryptocurrency mine can require massive amounts of electrical power.  Further, our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a bitcoin are lower than the price of a bitcoin.  As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations at which that is the case.  There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. Additionally, our mines could be materially adversely affected by a power outage.  Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a government restriction on electricity or a power outage.

Risks Relating to Our Common Stock

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We will need to raise additional funds to expand our operations or finance acquisitions by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common. Our articles of incorporation authorizes us to issue up to 200,000,000 shares of common stock. Future issuances of common stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share.

Shares issuable upon the conversion of convertible notes may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

In connection with our acquisition of Power Blockchain, we issued convertible notes in aggregate principal amount of $2.2 million. The notes: (i) mature five years from the date of issuance: (ii) accrue interest at 5% per annum; (iii) require repayment in four equal installments on the second, third, fourth and fifth anniversary dates after issuance; and (iv) are convertible at the option of the holder into our common stock at a conversion price of $0.13 per share.

Power Blockchain had outstanding debt obligations in aggregate principal amounts of $570,000, accruing interest at rates between 12-13% per annum, which obligations were overdue and in default. In March 2018, the Power Blockchain debt holders commenced a lawsuit against us in San Diego Superior Court, in connection with outstanding and overdue debt obligations. On March 22, 2018, we agreed to enter into a conditional settlement with the debt holders. The settlement agreement calls for the periodic issuance to the debt holders, subject to certain ownership and temporal limitations, of an aggregate of up to 3,078,000 and 3,157,000 shares respectively, exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and the California Corporations Code Section 25017(f)(3), as amended, after a fairness hearing evaluating the relative merits of the proposed agreement, which was held and approved on April 2, 2018.

To the extent any of these foregoing notes are converted into common stock and as and when the shares issuable pursuant to the foregoing lawsuit settlement are issued, there will be dilution to stockholders.

The concentration of our common stock ownership by our current management will limit your ability to influence corporate matters.

Our directors and executive officers beneficially own and are able to vote in the aggregate 83.1% of our outstanding common stock. As such, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock to earn a return on their investment.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be ineffective, and as of the year ended March 31, 2018. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and executive offices are in located in an office space in San Diego, California, provided by an attorney for the Company at no cost or commitment to the Company.

We operate from a rented facility in Lesotho capable of hosting mining operations.  We secured this modest size space on an as needed basis without a long term lease agreement.

We believe our facilities will be sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering potential losses where such coverage is cost effective.

We are not at this time involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC bulletin board.  During fiscal years ended March 31, 2018 and 2017 our stock was quoted under the symbol “HLLY” until February 28, 2018 when our symbol was changed to “MINR”. The last trade of our common stock occurred on August 13, 2018 and was $0.40 per share.

There have been only very few trades of our common stock since it was cleared for quotation, and there are no assurances an active market will ever develop for the stock.

Holders

As of November 30, 2018, there were approximately 35 holders of record of our common stock. In addition, we believe that additional beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

Dividends

We have never paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at March 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	--	--	1,000,000
Equity compensation plans not approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	1,000,000

(1)

Represents shares of common stock that may be issuable under our 2018 Stock Plan, which has been approved by our stockholders. As of March 31, 2018, no securities had been issued pursuant to the 2018 Stock Plan.

Recent Sales of Unregistered Securities

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the owners of Power Blockchain in exchange for the issuance for convertible notes in aggregate principal amount of $2.2 million. The notes: (i) mature five years from the date of issuance: (ii) accrue interest at 5% per annum; (iii) require repayment in four equal installments on the second, third, fourth and fifth anniversary dates after issuance; and (iv) are convertible at the option of the holder into our common stock at a conversion price of $0.13 per share. Upon consummation of the exchange agreement, Power Blockchain became our wholly owned subsidiary.  The convertible notes were sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering to accredited investors, and in reliance on similar exemptions under applicable state laws.

Power Blockchain had outstanding debt obligations in aggregate principal amounts of $570,000, accruing interest at rates between 12-13% per annum, which obligations were overdue and in default. In March 2018, the Power Blockchain debt holders commenced a lawsuit against us in San Diego Superior Court, in connection with outstanding and overdue debt obligations. On March 22, 2018, we agreed to enter into a conditional settlement with the debt holders. The settlement agreement calls for the periodic issuance to the debt holders, subject to certain ownership and temporal limitations, of an aggregate of up to 3,078,000 and 3,157,000 shares respectively, exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and the California Corporations Code Section 25017(f)(3), as amended, after a fairness hearing evaluating the relative merits of the proposed agreement, which was held and approved on April 2, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 25, 2018, we completed a share purchase agreement with Anton Yeranossian, Irina Seppanen and A&A Medical Supply, LLC pursuant to which the Company agreed to purchase from such shareholders an aggregate of 2,661,172 shares of Company common stock for an aggregate purchase price of $340,000.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.”

Overview

Commencing in February 2018, through our subsidiary, Power Blockchain LLC (“Power Blockchain”), we began operating a start-up venture that specializes in blockchain mining for the Bitcoin network, the computer intensive process required to verify and record the digital exchange of money for crypto-currency transactions. In exchange for processing these complex mathematical equations, we will be rewarded with digital currency. We have yet to commence meaningful operations, and will require new capital investment to execute upon our business strategy.

Our business plan is to build a cryptocurrency mining operation, operating specialized computers (also known as “crypto-currency miners") that generate cryptocurrency (primarily Bitcoin).  A bitcoin is an asset that can be transferred among parties via the Internet, but without the use of a central administrator or clearing agency. The term decentralized is often used in descriptions of bitcoin, in reference to bitcoin’s lack of necessity for administration by a central party.

On February 14, 2018, we were granted permission from the Kingdom of Lesotho to conduct crypto-currency mining operations in Lesotho. As part of this permission, we were permitted to operate by the Lesotho Electricity Company and we negotiated an electric rate agreement.  As of the date of this report, we owned 70 crypto-currency miners and Power Control Units (PCU), 50 of which have been installed in Lesotho, 10 of which are in customs in South Africa, and 10 of which are in storage in South Africa. We commenced mining operations in Lesotho but have not recorded any revenues to date.

We operate from a rented facility capable of hosting mining operations.  We secured this modest size space on an as needed basis without a long term lease agreement. We have completed a space infrastructure build out to support our mining operations, such as electricity connections, sound proofing, air conditioning, de-humidification, and IT networking and engaged a manager for site supervision.

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since our incorporation until February 2018, our plan of operation was to re-build primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. As discussed above, in February 2018, we ceased this business and commenced our blockchain mining business through our acquisition of Power Blockchain described below.

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the owners of Power Blockchain in exchange for the issuance for convertible notes in aggregate principal amount of $2.2 million. The notes: (i) mature five years from the date of issuance: (ii) accrue interest at 5% per annum; (iii) require repayment in four equal installments on the second, third, fourth and fifth anniversary dates after issuance; and (iv) are convertible at the option of the holder into our common stock at a conversion price of $0.13 per share. Upon consummation of the exchange agreement, Power Blockchain became our wholly owned subsidiary. Power Blockchain had outstanding debt obligations in aggregate principal amounts of $570,000, accruing interest at rates between 12-13% per annum, which obligations were overdue and in default. In March 2018, the Power Blockchain debt holders commenced a lawsuit against us in San Diego Superior Court, in connection with outstanding and overdue debt obligations. On March 22, 2018, we agreed to enter into a conditional settlement with the debt holders. The settlement agreement calls for the periodic issuance to the debt holders, subject to certain ownership and temporal limitations, of an aggregate of up to 3,078,000 and 3,157,000 shares respectively, exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and the California Corporations Code Section 25017(f)(3), as amended, after a fairness hearing evaluating the relative merits of the proposed agreement, which was held and approved on April 2, 2018.

Results of Operations

The following discussion pertains to the Company’s operating and other expenses for the years ended March 31, 2018 and 2017, as reported in our consolidated financial statements and notes thereto included in Item 8.

General and administrative expenses for the year ended March 31, 2018 were $135,682 compared to $21,616 for the year ended March 31, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the bitcoin mining business, including non-cash stock compensation expense of $7,167 (see Note 5).

Depreciation expense for the year ended March 31, 2018 was $16,393 compared to zero for the year ended March 31, 2017. Depreciation for the year ended March 31, 2018 represents the initial period amount of such expense applicable to the Company’s computers and equipment deployed on the bitcoin mining operations in Lesotho.

Impairment of Goodwill for the year ended March 31, 2018 was $2,200,000 compared to zero for the year ended March 31, 2017. As of the fiscal year ended March 31, 2018, we determined that it would be appropriate to recognize an impairment adjustment in the full amount of $2,200,000 on the Goodwill that was originally established upon the Company’s acquisition of Power Blockchain in February 2018 in the amount of $2,200,000, due to unforeseen economic and market conditions that arose soon after the acquisition (see Note 4).

Impairments of property and equipment and of other intangible assets for the year ended March 31, 2018 were $170,186 and $2,044, respectively, compared to zero for both such impairment amounts in the year ended March 31, 2017.  Most significantly, we recognized the impairment adjustment in the amount of $170,186 to reduce the carrying value of the property and equipment deployed in the bitcoin mining operations to zero as of March 31, 2018 (see Note 4).

Interest expense for the year ended March 31, 2018 was $28,609 compared to zero for the year ended March 31, 2017. Interest for the year ended March 31, 2018 reflects the initial period amount of such expense applicable to the Company’s long-term debt obligations incurred in the acquisition of Power Blockchain in February 2018 (see Note 6).

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the year ended March 31, 2018 was $129,854 compared to $21,843 for the year ended March 31, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the bitcoin mining business.

Investing activities.  Net cash used in investing activities for the year ended March 31, 2018 was $38,620 compared to zero for the year ended March 31, 2017. For the year ended March 31, 2018, the Company incurred total capital expenditures of $186,579, on computers and equipment for its bitcoin mining operations in Lesotho, of which $38,620 was funded from its own cash resources and the remainder was funded by a group of investors to whom the Company issued short-term promissory notes bearing interest at 10% per annum.

Financing activities.  Net cash provided by financing activities for the year ended March 31, 2018 was $173,376 compared to $20,000 for the year ended March 31, 2017. This increase was largely due to short term borrowings provided by various related parties in order to fund the increased overhead costs that were incurred in the Company’s transition to the bitcoin mining business.

As disclosed in Note 6, the Company has incurred substantial long-term debt obligations in the acquisition of Power Blockchain in February 2018, as well as for increased overhead and other costs related to the Company’s transition to the bitcoin mining business. The following table sets forth the contractual obligations under our long-term debt agreements as of March 31, 2018 (in thousands):

		Payments Due By Period
	Total	2019	2020-2021	2022-2023	After 2023

Long-term debt	$2,200	$-	$1,100	$1,100	$-
Interest on long-term debt	385	-	-	385	-

Total	$2,585	$-	$1,100	$1,485	$-

We are generating minimal revenue from our crypto-currency mining operations. Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our operations. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations, which may cause dilution to our existing stockholders.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has suffered recurring losses totaling $2,627,994 since inception.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Significant Judgments and Estimates

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The current accounting polices surrounding the mining of crypto-currency are in a state of evolution and are subject to possible change by accounting standard setters and/or other legal or regulatory bodies in the future.  At the present time, we do not believe that any such accounting policies applicable to our crypto-currency mining activities require any especially difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this item are set forth beginning in Item 15 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), concluded that as a result of the material weakness in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, as of March 31, 2018, and continue to be ineffective.  To the extent practical in light of its current financial condition, the Company will consider expanding financial reporting resources in the future.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain through an exchange agreement in a transaction that resulted in the transition from the Company’s existing business of repairing and selling wheelchairs to a new business of mining crypto-currency, as more fully described in Note 1 to the Company’s consolidated financial statements for the year ended March 31, 2018.  Except for those changes occasioned by that transition, there has been no change in our internal control over financial reporting during our most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, with respect to our current directors and executive officers as of November 30, 2018.

Directors serve until the next annual meeting of the shareholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Age	Position
Brent Willson	53	Director, President and Chief Executive Officer
Steve Bond	43	Director and Chief Financial Officer

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Brent Willson. Brent Willson has served as a director and as our president, chief executive officer since January 2018. Col Willson recently retired after 30-years of distinguished service with the United States Marine Corps. Col Willson rose to the rank of USMC Colonel where he was responsible for large acquisitions, security, facilities and infrastructure. At the Office of the Secretary of Defense Acquisition, Col Willson was responsible for managing the DoD’s portfolio of helicopters and tilt-rotor aircraft.  Since March 2018, Col Willson has served as a director and as president and chief executive officer of NeoVolta, Inc., an intelligent home energy storage system company, and has accordingly devoted a lesser percentage of his time to the business affairs of the Company since then.  Col Willson holds a BS in Business Administration, a Masters of Military Science and a Masters of National Security and Strategic Studies. We believe Col Willson’s background in managing large portfolios and his educational background qualifies him to serve as a director of the company.

Steve Bond. Steve Bond has served as a director and as our chief financial officer since January 2018. Over the last 15 years, Steve Bond has worked with over 100 companies as a consulting executive in finance, strategy and revenue growth. Since March 2018, Mr. Bond has served as a director and as chief financial officer of NeoVolta, Inc., an intelligent home energy storage system company, and has accordingly devoted a lesser percentage of his time to the business affairs of the Company since then.  Mr. Bond has been active in the San Diego Rotary Club and serves on the Board of Promises to Kids. Mr. Bond graduated Summa Cum Laude in Finance from San Diego State University in 2000. We believe Mr. Bond’s consulting experience and his educational background qualifies him to serve as a director of the company.

Board Committees

We have not yet established any committees of our Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. The entire Board of Directors performs all functions that would otherwise be performed by committees. If we are able to grow our business and increase our operations, we intend to expand the size of our Board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. Given the present size of our Board, we do not believe that it is practical for us to have committees.

Shareholder Communications

We do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to adopt a code of ethics in the near future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all reports were filed for the fiscal year, except for a Form 3 and Form 4, which reported one transaction, for each of Col Willson and Mr. Bond, which forms were filed on February 21, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Effective January 25, 2018, our board of directors appointed Brent Willson and Steve Bond as members of the board of directors, and on such date, Anton Yeranossian resigned from the board of directors and as CEO of the Company. On January 29, 2018, we appointed Col Willson to serve as our Chief Executive Officer and President, and Steve Bond to serve as our Chief Financial Officer.

Our named executive officers for the fiscal year ended March 31, 2018, which consist of all individuals that served as our principal executive officer during the fiscal year and our other most highly compensated executive officer, are: (i) Brent Willson, our director, president and chief executive officer; (ii) Steve Bond, our director and chief financial officer; and (ii) Anton Yeranossian, our former chief executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Stock award ($)(1)	Total ($)
Brent Willson, President and Chief Executive Officer(2)	2018	$22,178	$5,375	$27,553

Steve Bond, Chief Financial Officer	2018	$12,087	$1,792	$13,879

Anton Yeranossian, Former Chief Executive Officer(4)	2018	-	-	-
	2017	-	-	-

(1)

Represents the amortized portion of the grant date fair value of the stock awards granted calculated in accordance with FASB ASC Topic 718. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the executive officer.  For a description of these stock awards, see Note 5 to the Company’s consolidated financial statements.

(2)

Col Willson joined the Company on January 25, 2018.   The amount shown in the first column represents the payments made by the Company to Col Willson from the start date of his engagement through March 31, 2018.  Such payments were made to Col Willson in his capacity as a contractor, not as an employee, and include $12,512 paid to his personal consulting company.

(3)

Mr. Bond joined the Company in January 25, 2018.  The amount shown in the first column represents the payments made by the Company to Mr. Bond from the start date of his engagement through March 31, 2018.  Such payments were made to Mr. Bond in his capacity as a contractor, not as an employee.

(4)

For the years ended March 31, 2017 and 2016, Mr. Yeranossian was the Company’s sole executive officer and director. The Company did not pay Mr. Yeranossian any compensation for his services as an executive officer or director of the Company.

Equity Awards

The Company: (i) did not grant any stock options to its executive officers or directors from inception through fiscal year end March 31, 2018 and March 31, 2017; (ii) did not have any outstanding equity awards as of March 31, 2018; and (iii) had no options exercised by its named executive officer in fiscal years ending March 31, 2018 and March 31, 2017.

Employment and Consulting Agreements

On January 29, 2018, the Company entered into an at-will employment agreement, which was subsequently amended, with Colonel Brent Willson pursuant to which Col. Willson agreed to serve as Chief Executive Officer and President of the Company commencing on such date.  Contemporaneous with Col. Willson’s execution of the agreement, Col. Willson purchased from the Company 750,000 shares of Company common stock at a purchase price of $0.001 per share. This stock grant was structured so that it is fully vested over a three year period and is subject to buyback by the Company if Col. Willson should leave the Company before then.  Further, the Company entered into a subsequent consulting agreement with Canmore International Inc., an entity controlled by Col. Willson, to provide it with consulting, marketing, design and public relations work, pursuant to which it has agreed to pay Canmore International Inc. fees generally equal to 66-2/3% of the amount to which Col. Willson would otherwise be entitled to receive for his services. The consulting agreement is terminable by either party at any time upon 30 days’ notice.

On January 29, 2018, the Company entered into an at-will employment agreement with Mr. Steve Bond pursuant to which Mr. Bond agreed to serve as Chief Financial Officer of the Company commencing on such date. Contemporaneous with Mr. Bond’s execution of the agreement, Mr. Bond purchased from the Company 250,000 shares of Company common stock at a purchase price of $0.001 per share. This stock grant was structured so that it is fully vested over a three year period and is subject to buyback by the Company if Mr. Bond should leave the Company before then.

Compensation of Directors

Our directors do not receive any compensation for serving as such.  As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of November 30, 2018 of (i) each person known to us to beneficially own more than 5% of our common stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of November 30, 2018, there were a total of 1,204,000 shares of common stock outstanding. Each share of common stock is entitled to one vote on matters on which holders of voting stock of the Company are eligible to vote. The column entitled “Percent” shows the percentage of voting common stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of November 30, 2018, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent

Brent Willson (1)	750,000	62.3
Steve Bond (1)	250,000	20.8
Anton Yeranossian (2)	--	--
Directors and Executive Officers as a Group (3)	1,000,000	83.1

(1)

The shares in the table are subject to the Company’s right to buyback the shares as described in Item 11. Executive Compensation under the section “Employment and Consulting Agreements.”

(2)

Mr. Yeranossian resigned as a director and officer on January 25, 2018.

(3)

Includes the shares held by Col Wilson and Mr. Bond.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior Office Space

Until January 25, 2018, the Company’s former director, Anton Yeranossian, contributed office space for the Company’s use at no charge to the Company. The office space contributed was at the same location as A&A Medical Supply, a medical supply company managed by Anton Yeranossian.

Prior Service Agreement

The Company was party to a Service Agreement with A&A Medical Supply, LLC until the agreement was terminated on January 25, 2018.  The Company’s former officer and director, Mr. Yeranossian, is CEO of A&A Medical Supply and A&A Medical Supply is owned by the parents of Mr. Yeranossian.  The material terms of the Service Agreement between the Company and A&A Medical Supply were as follows: (i) the agreement gave the Company the right of first refusal to rebuild any wheelchairs returned to A&A Medical Supply, LLC; (ii) A&A agreed to provide the Company with wheelchairs in need of repair and provide the Company the specifications to rebuild the wheelchair for A&A’s client; (iii) the Company agreed to provide overall quality control, logistics in ordering the replacement components, the management and administrative duties with respect to rebuilding wheelchairs; and (iv) the wheelchairs must meet the specifications to qualify for Medicare/insurance reimbursement. When the wheelchairs were rebuilt to the satisfaction of A&A, the Company was permitted to bill A&A for parts and labor.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its Directors in reference to the definition of “Independent Director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its Directors. After such review, the Board of Directors has determined none of our directors qualifies as independent under the requirements of the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by AMC Auditing for their services for the fiscal years ended March 31, 2018 and 2017, respectively, were as follows:

	2018	2017
Audit and Quarterly Review Fees	$12,000	$9,773
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL	$12,000	$9,773

Audit and Quarterly Review Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board of Directors performs the function of an audit committee. Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)

Documents filed as part of this Report

1.

Financial Statements

The consolidated financial statements and notes thereto which are attached hereto beginning on page F-1 have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Consolidated Financial Statements on page F-1.

2.

Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

3.

Exhibits

The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Form S-1 filed May 23, 2013)

3.2	Bylaws (incorporated by reference to exhibit 3.2 of the Form S-1 filed May 23, 2013)

4.1

Form of five-year Note issued in Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018 (incorporated by reference to exhibit 10.4 of the Form 8-K) filed February 2, 2018)

10.1 **	Holly Brothers Pictures, Inc. 2018 Incentive Plan (incorporated by reference to Annex B to the Definitive Information Statement filed March 5, 2018)

10.2 **	Employment Agreement between Holly Brothers Pictures, Inc. and Brent Willson dated January 29, 2018 (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 2, 2018)

10.3 **	Employment Agreement between Holly Brothers Pictures, Inc. and Steve Bond dated January 29, 2018 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 2, 2018)

10.4	Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018 (incorporated by reference to exhibit 10.3 of the Form 8-K filed February 2, 2018)

10.5	Form of promissory notes due July 31, 2018 issued effective January 25, 2018 (incorporated by reference to exhibit 10.5 of the Form 8-K filed February 2, 2018)

10.6 **	Consulting Agreement between Holly Brothers Pictures, Inc. and Canmore International, Inc. dated February 15, 2018 (incorporated by reference to exhibit 10.1 of the Form 8-K filed March 9, 2018)

Exhibit Number	Description
10.7 **	Amendment to the Employment Agreement between Holly Brothers Pictures, Inc. and Brent Willson dated February 15, 2018 (incorporated by reference to exhibit 10.2 of the Form 8-K filed March 9, 2018)

10.8	Settlement and Mutual Release Agreement, dated March 22, 2018 (incorporated by reference to exhibit 10.1 of the Form 8-K filed March 30, 2018)

10.9	Stipulation and Proposed Order Thereon, dated March 22, 2018 (incorporated by reference to exhibit 10.2 of the Form 8-K filed March 30, 2018)

21	Subsidiaries of the Registrant Power Blockchain, LLC (Wyoming)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

*

Filed herewith.

**

Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY BROTHERS PICTURES, INC.

Date: December 6, 2018	By:	/s/ Brent Willson
Brent Willson,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Willson	Chief Executive Officer, President, and Director	December 6, 2018
Brent Willson	(Principal Executive Officer)

/s/ Steve Bond	Chief Financial Officer and Director	December 6, 2018
Steve Bond	(Principal Financial and Accounting Officer)

Holly Brothers Pictures, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Holly Brothers Pictures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Holly Brothers Pictures, Inc. (the “Company”) as of March 31, 2018 and March 31, 2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at March 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2016

Las Vegas, Nevada

November 30, 2018

Holly Brothers Pictures, Inc.

Consolidated Balance Sheets

	March 31, 2018	March 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$12,297	$7,395
Prepaid insurance	10,184	-
Total current assets	22,481	7,395

Property and equipment:
Computers, equipment and software	186,579	-
Accumulated depreciation and impairment	(186,579)	-
Net property and equipment	-	-

Other indefinite-lived intangible assets:
Internally-generated Bitcoin	3,761	-
Total other assets	3,761	-

TOTAL ASSETS	$26,242	$7,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - other	$11,550	$300
Accounts payable - related party	3,400	-
Notes payable - related parties	645,335	30,000
Accrued interest payable	28,609	-
Total current liabilities	688,894	30,300

Other liabilities:
Non-current convertible notes payable - related parties	2,200,000	-
Total liabilities	2,888,894	30,300

Stockholders' equity:
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,204,000 and 2,710,000 shares issued and outstanding as of 3/31/2018 and 3/31/2017, respectively	1,204	2,710
Additional paid-in capital	101,477	49,465
Accumulated deficit	(2,627,994)	(75,080)
Treasury stock	(337,339)	-
Total stockholders’ equity	(2,862,652)	(22,905)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,242	$7,395

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Consolidated Statements of Operations

	For the year ended March 31, 2018	For the year ended March 31, 2017

Revenue	$-	$-

Operating expenses:
General & administrative	135,682	21,616
Depreciation expense	16,393	-
Total operating expenses	152,075	21,616

Other income (expense):
Impairment expense:
Goodwill	(2,200,000)	-
Property and equipment	(170,186)	-
Other intangible assets	(2,044)	-
Interest expense	(28,609)	-
Total other income (expense)	(2,400,839)	-

Net (Loss)	$(2,552,914)	$(21,616)

Weighted average number of common shares outstanding- basic	2,466,090	2,710,000

Net loss per share	$(1.04)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Stockholders' Equity
	Shares	Amount

Balance, March 31, 2016	2,710,000	$2,710	$49,465	$(53,464)	$-	$(1,289)

Net (loss)	-	-	-	(21,616)	-	(21,616)

Balance, March 31, 2017	2,710,000	2,710	49,465	(75,080)	-	(22,905)

Stock issued to settle notes payable	155,172	155	44,845	-	-	45,000

Purchase of treasury stock	(2,661,172)	(2,661)	-	-	(337,339)	(340,000)

Issuance of shares to officers	1,000,000	1,000	7,167	-	-	8,167

Net (loss)	-	-	-	(2,552,914)	-	(2,552,914)

Balance, March 31, 2018	1,204,000	$1,204	$101,477	$(2,627,994)	$(337,339)	$(2,862,652)

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Consolidated Statements of Cash Flows

	For the year ended March 31, 2018	For the year ended March 31, 2017

OPERATING ACTIVITIES
Net loss	$(2,552,914)	$(21,616)
Adjustment to reconcile net loss to net cash used by operating activities:
Impairment expense:
Goodwill	2,200,000	-
Property and equipment	170,186	-
Depreciation expense	16,393	-
Stock compensation expense	7,167	-
Changes in operating assets and liabilities:
Accrued interest payable	28,609	-
Accounts payable - other	11,250	(977)
Accounts payable - related party	3,400	-
Prepaid expense	(10,184)	750
Internally-generated Bitcoin	(3,761)	-
Net cash (used) by operating activities	(129,854)	(21,843)

INVESTING ACTIVITIES
Purchase of computers and equipment	(38,620)	-
Net cash (used) in investing activities	(38,620)	-

FINANCING ACTIVITIES
Issuance of notes payable to related parties	172,376	20,000
Issuance of common stock to officers	1,000	-
Net cash provided by financing activities	173,376	20,000

NET INCREASE (DECREASE) IN CASH	4,902	(1,843)
CASH - BEGINNING OF THE PERIOD	7,395	9,238
CASH - END OF THE PERIOD	$12,297	$7,395

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	-	-

Non-Cash Investing and Financing Activities:
Stock issued to settle Notes Payable	$45,000	$-
Issuance of Notes Payable for Goodwill	2,200,000	-
Issuance of Notes Payable for Treasury Stock	340,000	-
Issuance of Notes Payable for computers and equipment	147,959	-

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(Audited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Holly Brothers Pictures, Inc. is a Nevada Corporation incorporated in the State of Nevada on February 22, 2013 as PowerMedChairs, and is considered to be an emerging growth company under applicable federal securities laws. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC (“Power Blockchain”) through an exchange agreement in a transaction that resulted in the transition from the Company’s existing business of repairing and selling wheelchairs to a planned new business of mining crypto-currency (see Note 4).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The basis is United States generally accepted accounting principles.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Power Blockchain, since February 1, 2018.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(Audited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (Continued)

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

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.  Based on such criteria, the Company has not recorded any revenues from Inception on February 22, 2013 through March 31, 2018.

Goodwill

We periodically evaluate goodwill arising from business combinations by applying a goodwill impairment test, both qualitatively and, quantitatively, if necessary, in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other (see Note 4).

Property and Equipment

Computers, equipment and software are generally depreciated on a straight-line basis over their estimated useful lives ranging up to three years (see Note 4).

Bitcoin

Internally-generated Bitcoin is recorded at the lower of cost or market value based on industry standard quoted prices for Bitcoin.

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

Year-end

The Company has selected March 31 as its fiscal year-end.

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(Audited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling $2,627,994 since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4. ACQUISITION OF POWER BLOCKCHAIN

Effective February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain through an exchange agreement between the Company and the two owners of Power Blockchain. Pursuant to the exchange agreement, the sole consideration in this transaction was the issuance by the Company of unsecured notes payable to the two owners of Power Blockchain in the amount of $2,200,000. Such notes payable were structured to: (i) mature five years from the date of issuance, (ii) accrue interest at the rate of 5% per annum, (iii) require repayment in four equal installments beginning on the second anniversary of issuance, and (iv) are convertible into the Company’s common stock at a conversion price of $0.13 per share.

We have accounted for the acquisition of Power Blockchain as a business combination, with the Company treated as the acquirer, in accordance with the provisions of ASC 805, Business Combinations.  At the time of the transaction, Power Blockchain was a start-up venture with little or no identifiable assets or operations, therefore, we allocated the entire merger consideration in the amount of $2,200,000 to the category of Goodwill for accounting purposes.  No pro forma financial information has been presented since Power Blockchain was a start-up venture.

Due to unforeseen economic and market conditions that arose soon after the acquisition, we believe that the results of the Company’s initial bitcoin mining operations through the Power Blockchain entity should be considered inconclusive to date, with no revenues yet recorded.  As a result of these conditions, we have determined that it would be appropriate to recognize an impairment adjustment in the full amount of $2,200,000, in order to reduce the carrying value of the Goodwill to zero as of March 31, 2018.  Additionally, we recognized an impairment adjustment in the amount of $170,186 to reduce the carrying value of the property and equipment deployed in the bitcoin mining operations to zero as of March 31, 2018.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(Audited)

NOTE 5. STOCKHOLDERS' EQUITY AND CONTRIBUTED CAPITAL

On January 25, 2018, in conjunction with the acquisition of Power Blockchain, the Company purchased a total of 2,661,172 shares of its common stock from the former management group for a negotiated payment in the amount of $340,000, or $0.13 per share, which has been accounted for as Treasury Stock.

On January 29, 2018, also in conjunction with the acquisition of Power Blockchain, the Company issued a total of 1,000,000 shares of common stock, at a purchase price of $0.001 per share, to two new officers who were engaged to affect the transition to the business of bitcoin mining. These stock grants were structured so that they are fully vested over a three year period and are subject to buyback by the Company if either officer should leave the Company before then. We have valued the stock grants at an incremental amount of $129,000, based on the negotiated price of the simultaneously purchased treasury stock noted above, and are amortizing that amount as stock compensation expense over a period of three years (of that amount, $7,167 was amortized in the last two months of the year ended March 31, 2018).

Taking the above transactions into consideration, as well as the conversion of a $45,000 note payable into 155,172 shares of common stock in December 2017, the Company had a total of 1,204,000 shares of common stock issued and outstanding as of March 31, 2018.

There have been no issuances of stock options or warrants. However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

NOTE 6. NOTES PAYABLE

As of March 31, 2018, the Company had the following long-term debt obligations:

Promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share.	$2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	645,335

2,845,335
Current portion of long term debt	(645,335)

Long term debt, net of current portion	$2,200,000

Future maturities of long-term debt as of March 31, 2018 are as follows:

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(Audited)

NOTE 6. NOTES PAYABLE (CONTINUED)

Year ending March 31, 2019	$--
Year ending March 31, 2020	550,000
Year ending March 31, 2021	550,000
Year ending March 31, 2022	550,000
Year ending March 31, 2023	550,000
$2,200,000

At the time of the Power Blockchain acquisition, Power Blockchain had outstanding unsecured notes payable to the two owners in the amount of $570,000, which were overdue and in default. Shortly thereafter, the Company entered into negotiations with the note holders in an attempt to settle these obligations. As a result of those efforts, a settlement agreement was reached in March 2018 to convert the notes payable into the right for the two note holders to receive periodic issuances of the Company’s common stock of up to approximately 3,000,000 shares each, that would be exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.  The settlement agreement stipulated that the issuance of such shares shall occur in respective tranches such that the resulting number of shares owned by each holder would not exceed 4.9% of the Company’s then outstanding shares of common stock. To date, no such shares have been issued. Post-settlement, the Company has no further obligation to repay the notes, therefore, no accounting recognition was given to them in the purchase price allocation for the acquisition. No value has been given to the note holders’ rights to receive shares due to the wide range of possible variables that would need to be quantified in order to make such a valuation and the resulting inherent imprecision.

NOTE 7. RELATED PARTY TRANSACTIONS

In the year ended March 31, 2018, the Company entered into several transactions with various related parties to: (i) purchase shares of Treasury Stock from the former management team, (ii) issue new shares of common stock to officers, and (iii) convert notes payable into shares of common stock, as more fully described in Note 5.

The Company does not lease or rent any property.  Office services are provided without charge by a director. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. PROVISION FOR INCOME TAXES

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

As of March 31, 2018, the Company had net operating loss carry forwards of approximately $345,747, after taking certain non-deductible items into account, as compared to $21,616 at March 31, 2017, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2038.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(Audited)

NOTE 8. PROVISION FOR INCOME TAXES (CONTINUED)

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2018 and March 31, 2017:

	2018	2017
Deferred tax assets:
Net operating loss carry forward	$72,600	$7,566

Total deferred tax assets	72,600	7,566
Less: valuation allowance	(72,600)	(7,566)
Net deferred tax assets	$--	$--

The valuation allowance for deferred tax assets for the year ending March 31, 2018 was $(72,600), as compared to $(7,566) for the same period last year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2018. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(21.0%)
Valuation reserve	21.0%
Total	--%

At March 31, 2018, we had an unused net operating loss carryover approximating $420,800, after taking certain non-deductible items into account, that is available to offset future taxable income which expires beginning 2038.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS

The Company has no lease or other obligations.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

(Audited)

NOTE 11. LITIGATION

From time to time in the ordinary course of our business, we may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering potential losses where such coverage is cost effective.

We are not at this time involved in any legal proceedings.

NOTE 12. SUBSEQUENT EVENTS

During the months of April, May and June 2018, the Company made additional short-term borrowings from a related party in the total amount of $72,000 on the same terms as the borrowings made in the year ended March 31, 2018.  There have been no other reportable subsequent events that have occurred since March 31, 2018.