Form 10-Q
period 2018-06-30
Holly Brothers Pictures, Inc.
filed 2019-01-15
CIK 1575659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

Commission File No. 000-55018

HOLLY BROTHERS PICTURES, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

462 Stevens Ave, #310 Solana Beach, CA	92075
(Address of principal executive offices)	(zip code)

(858) 987-4910

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [  ] No: [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: [  ] No: [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [X]     Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The number of shares outstanding of Common Stock, par value $0.001 per share, as of January 15, 2019 was 1,204,000 shares.

HOLLY BROTHERS PICTURES, INC.

FORM 10-Q

JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY BROTHERS PICTURES, INC.

Consolidated Balance Sheets

	June 30,	March 31,
	2018	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$937	$12,297
Prepaid insurance	-	10,184
Total current assets	937	22,481

Property and equipment:
Computers, equipment and software	186,579	186,579
Accumulated depreciation and impairment	(186,579)	(186,579)
Net property and equipment	-	-

Other assets:
Internally-generated Bitcoin	3,761	3,761
Total other assets	3,761	3,761

Total assets	$4,698	$26,242

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable - other	$2,404	$11,550
Accounts payable - related party	-	3,400
Notes payable - related party	717,335	645,335
Accrued interest payable	71,780	28,609
Total current liabilities	791,519	688,894

Other liabilities:
Convertible notes payable - related party	2,200,000	2,200,000
Total liabilities	2,991,519	2,888,894

Stockholders’ equity (deficit):
Common stock, $.001 par value per share, 200,000,000 shares authorized, 1,204,000 shares issued and outstanding	1,204	1,204
Additional paid in capital	112,227	101,477
Accumulated deficit	(2,762,913)	(2,627,994)
Treasury stock	(337,339)	(337,339)
Total stockholders’ equity (deficit)	(2,986,821)	(2,862,652)

Total liabilities and stockholders’ equity (deficit)	$4,698	$26,242

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	91,749	8,218
Total operating expenses	91,749	8,218

Other income (expense):
Interest expense	(43,170)	-
Total other income (expense)	(43,170)	-

Net loss	$(134,919)	$(8,218)

Net loss per share, basic and diluted	$(0.11)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,204,000	2,710,000

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(134,919)	$(8,218)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Stock compensation expense	10,750	-
Accounts payable	(12,546)	1,823
Changes in other operating assets and liabilities	53,355	-
Net cash flows from operating activities	(83,360)	(6,395)

Cash flows from financing activities:
Issuance of notes payable to related parties	72,000	-
Net cash flows from financing activities	72,000	-

Net increase (decrease) in cash and cash equivalents	(11,360)	(6,395)
Cash and cash equivalents at beginning of period	12,297	7,395

Cash and cash equivalents at end of period	$937	$1,000

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)

Condensed Interim Financial Statements

The Company - Holly Brothers Pictures, Inc. (“we”, “our” or  the “Company”) was incorporated in the State of Nevada on February 22, 2013 as PowerMedChairs, and is considered to be an emerging growth company under applicable federal securities laws. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC (“Power Blockchain”) through an exchange agreement in a transaction that resulted in the transition from the Company’s existing business of repairing and selling wheelchairs to a planned new business of mining crypto-currency.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2018, the results of its operations for the three month periods ended June 30, 2018 and 2017, and cash flows for the three month periods ended June 30, 2018 and 2017.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2018.

(2)

Summary of Significant Accounting Policies

Basis of Accounting - The basis is United States generally accepted accounting principles.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Power Blockchain, since February 1, 2018.

Cash and Cash Equivalents - The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Earnings per Share - The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition - We recognize revenue when all of the following conditions are satisfied: (1) there is a persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company records revenue when it is realizable and earned and the services have been rendered to the customers. Based on such criteria, the Company has not recorded any revenues from Inception on February 22, 2013 through June 30, 2018.

Bitcoin - Internally-generated Bitcoin is recorded at the lower of cost or market value based on industry standard quoted prices for Bitcoin.

Income Taxes - The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements - In the three months ended June 30, 2018, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have little or no applicability to the Company.

(3)

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues and has suffered recurring losses totaling $2,762,913 since inception.  In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

(4)

Acquisition of Power Blockchain

Effective February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain through an exchange agreement between the Company and the two owners of Power Blockchain. Pursuant to the exchange agreement, the sole consideration in this transaction was the issuance by the Company of unsecured notes payable to the two owners of Power Blockchain in the amount of $2,200,000. Such notes payable were structured to: (i) mature five years from the date of issuance, (ii) accrue interest at the rate of 5% per annum, (iii) require repayment in four equal installments beginning on the second anniversary of issuance, and (iv) are convertible into the Company’s common stock at a conversion price of $0.13 per share, subject to certain limitations.

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

Due to unforeseen economic and market conditions that arose soon after the acquisition, the results of the Company’s initial bitcoin mining operations through the Power Blockchain entity should be considered inconclusive to date, with no revenues yet generated. As a result of these conditions, we determined that it was appropriate to recognize an impairment adjustment in the amount of $2,200,000, in order to reduce the carrying value of the Goodwill to zero as of March 31, 2018. Additionally, we recognized an impairment adjustment in the amount of $170,186 to reduce the carrying value of the property and equipment deployed in the bitcoin mining operations to zero as of March 31, 2018.

(5)

Stockholders’ Equity

On January 25, 2018, in conjunction with the acquisition of Power Blockchain, the Company purchased a total of 2,661,172 shares of its common stock from the former management group for a negotiated payment in the amount of $340,000, which has been accounted for as Treasury Stock.

On January 29, 2018, also in conjunction with the acquisition of Power Blockchain, the Company issued a total of 1,000,000 shares of common stock, at a purchase price of $0.001 per share, to two new officers who were engaged to affect the transition to the business of bitcoin mining. These stock grants were structured so that they are fully vested over a three year period and are subject to buyback by the Company if either officer should leave the Company before then. We have valued the stock grants at an incremental amount of $129,000, based on the negotiated price of the simultaneously purchased treasury stock noted above (see Note 4), and are amortizing that amount as stock compensation expense over a period of three years (of that amount, $10,750 was amortized in the three months ended June 30, 2018).

Taking the above transactions into consideration, as well as the conversion of a $45,000 note payable into 155,172 shares of common stock in December 2017, the Company had a total of 1,204,000 shares of common stock issued and outstanding as of June 30, 2018.

There have been no issuances of stock options or warrants. However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

(6)

Notes Payable

As of June 30, 2018 and March 31, 2018, the Company had the following long-term debt obligations:

	June 30,	March 31,
	2018	2018
Promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share.	$2,200,000	$2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	717,335	645,335

Total long term debt	2,917,335	2,845,335
Current portion of long term debt	(717,335)	(645,335)

Long term debt, net of current portion	$2,200,000	$2,200,000

Future maturities of long-term debt as of June 30, 2018 are as follows:

Year ending June 30, 2019	$-
Year ending June 30, 2020	550,000
Year ending June 30, 2021	550,000
Year ending June 30, 2022	550,000
Year ending June 30, 2023	550,000
$2,200,000

At the time of the Power Blockchain acquisition, Power Blockchain had outstanding unsecured notes payable to the two owners in the amount of $570,000, which were overdue and in default. Shortly thereafter, the Company entered into negotiations with the note holders in an attempt to settle these obligations. As a result of those efforts, a settlement agreement was reached in March 2018 to convert the notes payable into the right for the two note holders to receive periodic issuances of the Company’s common stock of up to approximately 3,000,000 shares each, that would be exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.  The settlement agreement stipulated that the issuance of such shares shall occur in respective tranches such that the resulting number of shares owned by each holder would not exceed 4.99% of the Company’s then outstanding shares of common stock. To date, no such shares have been issued. Post-settlement, the Company has no further obligation to repay the notes, therefore, no accounting recognition was given to them in the purchase price allocation for the acquisition. No value has been given to the note holders’ rights to receive shares due to the wide range of possible variables that would need to be quantified in order to make such a valuation and the resulting inherent imprecision.

(7)

Related Party Transactions

The Company has entered into several transactions with various related parties to: (i) purchase shares of Treasury Stock from the former management team, (ii) issue new shares of common stock to officers, and (iii) to provide short-term borrowings for various purposes, as more fully described herein.

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

(8)

Provision for Income Taxes

As of June 30, 2018, the Company had net operating loss carry forwards of approximately $545,000, after taking certain non-deductible items into account, as compared to $420,800 at March 31, 2018, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2038.

(9)

Operating Leases and Other Commitments

The Company has no lease or other obligations.

(10)

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

(11)

Subsequent Events

In the month of December 2018, the Company made additional short-term borrowings from a related party in the total amount of $20,200 on the same terms as the borrowings made through June 30, 2018.  There have been no other reportable subsequent events that have occurred since June 30, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

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

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the owners of Power Blockchain in exchange for the issuance for convertible notes in aggregate principal amount of $2.2 million. The notes: (i) mature five years from the date of issuance: (ii) accrue interest at 5% per annum; (iii) require repayment in four equal installments on the second, third, fourth and fifth anniversary dates after issuance; and (iv) are convertible at the option of the holder into our common stock at a conversion price of $0.13 per share. Upon consummation of the exchange agreement, Power Blockchain became our wholly owned subsidiary.  Power Blockchain had outstanding debt obligations in aggregate principal amounts of $570,000, accruing interest at rates between 12-13% per annum, which obligations were overdue and in default. In March 2018, the Power Blockchain debt holders commenced a lawsuit against us in San Diego Superior Court, in connection with outstanding and overdue debt obligations. On March 22, 2018, we agreed to enter into a conditional settlement with the debt holders calling for the periodic issuance to the debt holders, subject to certain ownership and temporal limitations, of an aggregate of up to 3,078,000 and 3,157,000 shares respectively, exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, and the California Corporations Code Section 25017(f)(3), as amended, after a fairness hearing evaluating the relative merits of the proposed agreement, which was held and approved on April 2, 2018.

On February 14, 2018, we were granted permission from the Kingdom of Lesotho to conduct crypto-currency mining operations in Lesotho. As part of this permission, we were permitted to operate by the Lesotho Electricity Company and we negotiated an electric rate agreement.  As of the date of this report, we owned 70 crypto-currency miners and Power Control Units (PCU), 50 of which have been installed in Lesotho, 10 of which are in customs in South Africa, and 10 of which are in storage in South Africa. We commenced mining operations in Lesotho but have not generated any revenues to date.  Due to current economic and market conditions, we have decided to suspend the Company’s cryptocurrency mining operations in the Kingdom of Lesotho.  However, we still maintain ownership and control of the miners and other equipment used in the cryptocurrency mining operations in that country (notwithstanding the fact that the cost associated with these assets has been fully reserved on the Company’s Balance Sheet since March 31, 2018).

Results of Operations

The following discussion reflects the Company’s operating and other expenses for the three month periods ended June 30, 2018 and 2017, as reported in our consolidated financial statements and notes thereto included in Item 1.

General and administrative expenses for the three months ended June 30, 2018 were $91,749 compared to $8,218 for the three months ended June 30, 2017.  This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business, including non-cash stock compensation expense of $10,750.

Interest expense for the three months ended June 30, 2018 was $43,170 versus zero for the three months ended June 30, 2017.  This increase was due to the expense applicable to the Company’s long-term debt obligations incurred in the acquisition of Power Blockchain in February 2018 and for other purposes.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities for the three months ended June 30, 2018 was $83,360 compared to $6,395 for the three months ended June 30, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business.

Financing activities. Net cash provided by financing activities was $72,000 for the three months ended June 30, 2018 compared to zero for the three months ended June 30, 2017. This increase was largely due to short term borrowings provided by a related party in order to fund the increased overhead costs that were incurred in the Company’s transition to the Bitcoin mining business.

We have generated no revenues from our crypto-currency mining operations. Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has suffered recurring losses totaling $2,762,913 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended March 31, 2018 for a further description of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures

As of June 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2018, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting. Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2018.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to Consolidated Financial Statements.

Item 1A. Risk Factors

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY BROTHERS PICTURES, INC.

/s/ Brent Willson
Brent Willson
Chief Executive Officer

/s/ Steve Bond
Steve Bond
Chief Financial Officer

January 15, 2019