Form 10-Q
period 2018-09-30
Holly Brothers Pictures, Inc.
filed 2019-01-15
CIK 1575659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

HOLLY BROTHERS PICTURES, INC.

FORM 10-Q

SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY BROTHERS PICTURES, INC.

Consolidated Balance Sheets

	September 30,	March 31,
	2018	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$333	$12,297
Prepaid insurance	-	10,184
Total current assets	333	22,481

Property and equipment:
Computers, equipment and software	186,579	186,579
Accumulated depreciation and impairment	(186,579)	(186,579)
Net property and equipment	-	-

Other assets:
Internally-generated Bitcoin	3,761	3,761
Total other assets	3,761	3,761

Total assets	$4,094	$26,242

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable - other	$15,452	$11,550
Accounts payable - related party	-	3,400
Notes payable - related party	717,335	645,335
Accrued interest payable	117,586	28,609
Total current liabilities	850,373	688,894

Other liabilities:
Convertible notes payable - related party	2,200,000	2,200,000
Total liabilities	3,050,373	2,888,894

Stockholders’ equity (deficit):
Common stock, $.001 par value per share, 200,000,000 shares authorized, 1,204,000 shares issued and outstanding	1,204	1,204
Additional paid in capital	122,977	101,477
Accumulated deficit	(2,833,121)	(2,627,994)
Treasury stock	(337,339)	(337,339)
Total stockholders’ equity (deficit)	(3,046,279)	(2,862,652)

Total liabilities and stockholders’ equity (deficit)	$4,094	$26,242

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2018	2017

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	24,401	3,096
Total operating expenses	24,401	3,096

Other income (expense):
Interest expense	(45,807)	-
Total other income (expense)	(45,807)	-

Net loss	$(70,208)	$(3,096)

Net loss per share, basic and diluted	$(0.06)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,204,000	2,710,000

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended September 30,
	2018	2017

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	116,150	11,314
Total operating expenses	116,150	11,314

Other income (expense):
Interest expense	(88,977)	-
Total other income (expense)	(88,977)	-

Net loss	$(205,127)	$(11,314)

Net loss per share, basic and diluted	$(0.17)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,204,000	2,710,000

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(205,127)	$(11,314)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Stock compensation expense	21,500	-
Accounts payable	502	-
Changes in other operating assets and liabilities	99,161	-
Net cash flows from operating activities	(83,964)	(11,314)

Cash flows from financing activities:
Issuance of notes payable to related parties	72,000	5,000
Net cash flows from financing activities	72,000	5,000

Net increase (decrease) in cash and cash equivalents	(11,964)	(6,314)
Cash and cash equivalents at beginning of period	12,297	7,395

Cash and cash equivalents at end of period	$333	$1,081

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2018, the results of its operations for the three month and six month periods ended September 30, 2018 and 2017, and cash flows for the six month periods ended September 30, 2018 and 2017. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2018.

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

The Company records revenue when it is realizable and earned and the services have been rendered to the customers. Based on such criteria, the Company has not recorded any revenues from Inception on February 22, 2013 through September 30, 2018.

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

Recently Issued Accounting Pronouncements - In the six months ended September 30, 2018, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have little or no applicability to the Company.

(3)

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues and has suffered recurring losses totaling $2,833,121 since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

On January 29, 2018, also in conjunction with the acquisition of Power Blockchain, the Company issued a total of 1,000,000 shares of common stock, at a purchase price of $0.001 per share, to two new officers who were engaged to affect the transition to the business of bitcoin mining. These stock grants were structured so that they are fully vested over a three year period and are subject to buyback by the Company if either officer should leave the Company before then.  We have valued the stock grants at an incremental amount of $129,000, based on the negotiated price of the simultaneously purchased treasury stock noted above (see Note 4), and are amortizing that amount as stock compensation expense over a period of three years (of that amount, $21,500 was amortized in the six months ended September 30, 2018).

Taking the above transactions into consideration, as well as the conversion of a $45,000 note payable into 155,172 shares of common stock in December 2017, the Company had a total of 1,204,000 shares of common stock issued and outstanding as of September 30, 2018.

There have been no issuances of stock options or warrants. However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

(6)

Notes Payable

As of September 30, 2018 and March 31, 2018, the Company had the following long-term debt obligations:

	September 30,	March 31,
	2018	2018
Promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share.	$2,200,000	$2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	717,335	645,335

Total long term debt	2,917,335	2,845,335
Current portion of long term debt	(717,335)	(645,335)

Long term debt, net of current portion	$2,200,000	$2,200,000

Future maturities of long-term debt as of September 30, 2018 are as follows:

Year ending September 30, 2019	$-
Year ending September 30, 2020	550,000
Year ending September 30, 2021	550,000
Year ending September 30, 2022	550,000
Year ending September 30, 2023	550,000
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

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflict.

(8)

Provision for Income Taxes

As of September 30, 2018, the Company had net operating loss carry forwards of approximately $604,400, after taking certain non-deductible items into account, as compared to $420,800 at March 31, 2018, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2038.

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

(11)

Subsequent Events

In the month of December 2018, the Company made additional short-term borrowings from a related party in the total amount of $20,200 on the same terms as the borrowings made through September 30, 2018.  There have been no other reportable subsequent events that have occurred since September 30, 2018.

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

Our business plan is to build a cryptocurrency mining operation, operating specialized computers (also known as “crypto-currency miners”) that generate cryptocurrency (primarily Bitcoin). A bitcoin is an asset that can be transferred among parties via the Internet, but without the use of a central administrator or clearing agency. The term decentralized is often used in descriptions of bitcoin, in reference to bitcoin’s lack of necessity for administration by a central party.

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

Results of Operations

The following discussion reflects the Company’s operating and other expenses for the three month and six month periods ended September 30, 2018 and 2017, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended September 30, 2018 versus three months ended September 30, 2017

General and administrative expenses for the three months ended September 30, 2018 were $24,401 compared to $3,096 for the three months ended September 30, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business, including non-cash stock compensation expense of $10,750.

Interest expense for the three months ended September 30, 2018 was $45,807 versus zero for the three months ended September 30, 2017. This increase was due to the expense applicable to the Company’s long-term debt obligations incurred in the acquisition of Power Blockchain in February 2018 and for other purposes.

Six months ended September 30, 2018 versus six months ended September 30, 2017

General and administrative expenses for the six months ended September 30, 2018 were $116,150 compared to $11,314 for the six months ended September 30, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business, including non-cash stock compensation expense of $21,500.

Interest expense for the six months ended September 30, 2018 was $88,977 versus zero for the six months ended September 30, 2017. This increase was due to the expense applicable to the Company’s long-term debt obligations incurred in the acquisition of Power Blockchain in February 2018 and for other purposes.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities for the six months ended September 30, 2018 was $83,964 compared to $11,314 for the six months ended September 30, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business.

Financing activities. Net cash provided by financing activities was $72,000 for the six months ended September 30, 2018 compared to $5,000 for the six months ended September 30, 2017. This increase was largely due to short term borrowings provided by a related party in order to fund the increased overhead costs that were incurred in the Company’s transition to the Bitcoin mining business.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has suffered recurring losses totaling $2,833,121 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures

As of September 30, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2018, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting. Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2018.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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