Form 10-Q
period 2018-12-31
Holly Brothers Pictures, Inc.
filed 2019-02-14
CIK 1575659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2018

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of February 14, 2019 was 1,204,000 shares.

HOLLY BROTHERS PICTURES, INC.

FORM 10-Q

DECEMBER 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY BROTHERS PICTURES, INC.

Consolidated Balance Sheets

	December 31,	March 31,
	2018	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,799	$12,297
Prepaid insurance	-	10,184
Total current assets	8,799	22,481

Property and equipment:
Computers, equipment and software	186,579	186,579
Accumulated depreciation and impairment	(186,579)	(186,579)
Net property and equipment	-	-

Other assets:
Internally-generated Bitcoin	-	3,761
Total other assets	-	3,761

Total assets	$8,799	$26,242

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable - other	$21,852	$11,550
Accounts payable - related party	-	3,400
Notes payable - related party	737,535	645,335
Accrued interest payable	163,338	28,609
Total current liabilities	922,725	688,894

Other liabilities:
Convertible notes payable - related party	2,200,000	2,200,000
Total liabilities	3,122,725	2,888,894

Stockholders’ equity (deficit):
Common stock, $.001 par value per share, 200,000,000 shares authorized, 1,204,000 shares issued and outstanding	1,204	1,204
Additional paid in capital	133,727	101,477
Accumulated deficit	(2,911,518)	(2,627,994)
Treasury stock	(337,339)	(337,339)
Total stockholders’ equity (deficit)	(3,113,926)	(2,862,652)

Total liabilities and stockholders’ equity (deficit)	$8,799	$26,242

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2018	2017

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	34,025	5,399
Total operating expenses	34,025	5,399

Other income (expense):
Interest expense	(45,752)	-
Gain on sale of Bitcoin	1,380	-
Total other income (expense)	(44,372)	-

Net loss	$(78,397)	$(5,399)

Net loss per share, basic and diluted	$(0.06)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,204,000	2,733,613

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended December 31,
	2018	2017

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	150,175	16,713
Total operating expenses	150,175	16,713

Other income (expense):
Interest expense	(134,729)	-
Gain on sale of Bitcoin	1,380	-
Total other income (expense)	(133,349)	-

Net loss	$(283,524)	$(16,713)

Net loss per share, basic and diluted	$(0.24)	$(0.01)

Weighted average shares outstanding, basic and diluted	1,204,000	2,717,900

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(283,524)	$(16,713)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Stock compensation expense	32,250	-
Accounts payable	6,902	(300)
Changes in other operating assets and liabilities	148,674	-
Net cash flows from operating activities	(95,698)	(17,013)

Cash flows from financing activities:
Issuance of notes payable to related parties	92,200	15,000
Net cash flows from financing activities	92,200	15,000

Net increase (decrease) in cash and cash equivalents	(3,498)	(2,013)
Cash and cash equivalents at beginning of period	12,297	7,395

Cash and cash equivalents at end of period	$8,799	$5,382

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash financing activities
Stock issued to settle notes payable	$-	$45,000

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

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of December 31, 2018, the results of its operations for the three month and nine month periods ended December 31, 2018 and 2017, and cash flows for the nine month periods ended December 31, 2018 and 2017. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2018.

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

The Company records revenue when it is realizable and earned and the services have been rendered to the customers. Based on such criteria, the Company has not recorded any revenues from Inception on February 22, 2013 through December 31, 2018.

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

Recently Issued Accounting Pronouncements - In the nine months ended December 31, 2018, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have little or no applicability to the Company.

(3)

Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues and has suffered recurring losses totaling $2,911,518 since inception.  In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

On January 29, 2018, also in conjunction with the acquisition of Power Blockchain, the Company issued a total of 1,000,000 shares of common stock, at a purchase price of $0.001 per share, to two new officers who were engaged to affect the transition to the business of bitcoin mining.  These stock grants were structured so that they are fully vested over a three year period and are subject to buyback by the Company if either officer should leave the Company before then.  We have valued the stock grants at an incremental amount of $129,000, based on the negotiated price of the simultaneously purchased treasury stock noted above (see Note 4), and are amortizing that amount as stock compensation expense over a period of three years (of that amount, $32,250 was amortized in the nine months ended December 31, 2018).

Taking the above transactions into consideration, as well as the conversion of a $45,000 note payable into 155,172 shares of common stock in December 2017, the Company had a total of 1,204,000 shares of common stock issued and outstanding as of December 31, 2018.

There have been no issuances of stock options or warrants.  However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock.  The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

(6)

Notes Payable

As of December 31, 2018 and March 31, 2018, the Company had the following long-term debt obligations:

	December 31,	March 31,
	2018	2018
Promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share.	$2,200,000	$2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	737,535	645,335

Total long term debt	2,937,535	2,845,335
Current portion of long term debt	(737,535)	(645,335)

Long term debt, net of current portion	$2,200,000	$2,200,000

Future maturities of long-term debt as of December 31, 2018 are as follows:

Year ending December 31, 2019	$-
Year ending December 31, 2020	550,000
Year ending December 31, 2021	550,000
Year ending December 31, 2022	550,000
Year ending December 31, 2023	550,000
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

(8)

Provision for Income Taxes

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $672,100, after taking certain non-deductible items into account, as compared to $420,800 at March 31, 2018, that may be available to reduce future years' taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2038.

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

(11)

Sale of Bitcoin

In November 2018, the Company sold all of its internally-generated Bitcoin for a cash sales price of $5,140.  In the three month and nine month periods ended December 31, 2018, the Company recognized a one-time gain on this sale in the amount of $1,380.

(12)

Subsequent Events

In the month of January 2019, the Company made additional short-term borrowings from a related party in the amount of $3,500 on the same terms as the borrowings made through December 31, 2018. There have been no other reportable subsequent events that have occurred since December 31, 2018.

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

Results of Operations

The following discussion reflects the Company’s operating and other expenses for the three month and nine month periods ended December 31, 2018 and 2017, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended December 31, 2018 versus three months ended December 31, 2017

General and administrative expenses for the three months ended December 31, 2018 were $34,025 compared to $5,399 for the three months ended December 31, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business, including non-cash stock compensation expense of $10,750.

Interest expense for the three months ended December 31, 2018 was $45,752 versus zero for the three months ended December 31, 2017.  This increase was due to the expense applicable to the Company’s long-term debt obligations incurred in the acquisition of Power Blockchain in February 2018 and for other purposes.

Gain on sale of Bitcoin for the three months ended December 31, 2018 was $1,380 versus zero for the three months ended December 31, 2017. This increase was due to the sale of all of the Company’s internally-generated Bitcoin in November 2018.

Nine months ended December 31, 2018 versus nine months ended December 31, 2017

General and administrative expenses for the nine months ended December 31, 2018 were $150,175 compared to $16,713 for the nine months ended December 31, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business, including non-cash stock compensation expense of $32,250.

Interest expense for the nine months ended December 31, 2018 was $134,729 versus zero for the nine months ended December 31, 2017. This increase was due to the expense applicable to the Company’s long-term debt obligations incurred in the acquisition of Power Blockchain in February 2018 and for other purposes.

Gain on sale of Bitcoin for the nine months ended December 31, 2018 was $1,380 versus zero for the nine months ended December 31, 2017.  This increase was due to the sale of all of the Company’s internally-generated Bitcoin in November 2018.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities for the nine months ended December 31, 2018 was $95,698 compared to $17,013 for the nine months ended December 31, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to the Bitcoin mining business.

Financing activities. Net cash provided by financing activities was $92,200 for the nine months ended December 31, 2018 compared to $15,000 for the nine months ended December 31, 2017. This increase was largely due to short term borrowings provided by related parties in order to fund the increased overhead costs that were incurred in the Company’s transition to the Bitcoin mining business.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has suffered recurring losses totaling $2,911,518 since inception.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures

As of December 31, 2018, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2018, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting. Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended December 31, 2018.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

February 14, 2019