Form 10-K
period 2019-03-31
Holly Brothers Pictures, Inc.
filed 2019-07-09
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019	Commission File Number: 000-55018

Holly Brothers Pictures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one)

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $135,000. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of July 9, 2019 was 1,204,000.

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

PART I

References in this Annual Report on Form 10-K to the “Company”, “we”, “our” and “us” are used herein to refer to Holly Brothers Pictures, Inc.

ITEM 1. BUSINESS

Overview

Under our business plan launched in February 2018 we set out to build a cryptocurrency mining operation, operating specialized computers (also known as “crypto-currency miners") that generate cryptocurrency (primarily Bitcoin).  A bitcoin is an asset that can be transferred among parties via the Internet, but without the use of a central administrator or clearing agency. The term decentralized is often used in descriptions of bitcoin, in reference to bitcoin’s lack of necessity for administration by a central party.

Through our subsidiary, Power Blockchain LLC (“Power Blockchain”), we began operating a start-up venture in February 2018 that specializes in blockchain mining for the Bitcoin network, the computer intensive process required to verify and record the digital exchange of money for crypto-currency transactions. In exchange for processing these complex mathematical equations, we would be rewarded with digital currency. We have yet to commence meaningful operations and are currently performing a preliminary evaluation of our business plans going forward.

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

Due to subsequent economic and market conditions, we decided to place the Company’s cryptocurrency mining operations in the Kingdom of Lesotho on hold beginning around the middle of 2018.  With the recent increase in the quoted market price of bitcoin, however, we are presently in the process of performing a preliminary evaluation of the feasibility of resuming our bitcoin mining operations in some capacity.  We still maintain ownership and control of the miners and other equipment used in the cryptocurrency mining operations in that country (notwithstanding the fact that the cost associated with these assets has been fully reserved on the Company’s Balance Sheet since March 31, 2018).

Corporate History

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since the time of our incorporation until February 2018, our plan of operation was to re-build primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. In February 2018, we ceased this business and commenced our blockchain mining business through our acquisition of Power Blockchain described below.

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

Employees

As of March 31, 2019, we had no permanent employees and two part-time contractors/consultants.

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

We are not profitable and have incurred losses since our inception. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.  We were previously engaged in pursuing the business of re-building wheelchairs in disrepair and the sales of wheelchairs and were not successful in that business. In February 2018, we determined to instead pursue a blockchain and digital currency‑related business. We have yet to commence meaningful operations in that business and are currently holding those business plans in suspense. Even if we achieve profitability in the future by adopting a different business strategy, we may not be able to sustain profitability in subsequent periods.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were, and continue to be ineffective, and as of the year ended March 31, 2019. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and executive offices have been located in an office space in San Diego, California, provided by an attorney for the Company at no cost or commitment to the Company since February 2018.  Beginning in February 2019, the attorney is no longer providing any services to the Company, however, he is continuing to allow the Company to receive any incoming mail at his office.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC bulletin board.  During fiscal years ended March 31, 2019 and 2018 our stock was quoted under the symbol “HLLY” until February 28, 2018 when our symbol was changed to “MINR”. The last trade of our common stock occurred on May 1, 2019 and was $0.35 per share.

There have been only very few trades of our common stock since it was cleared for quotation, and there are no assurances an active market will ever develop for the stock.

Holders

As of July 9, 2019, there were approximately 35 holders of record of our common stock. In addition, we believe that additional beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at March 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	-	-	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,000,000

(1)Represents shares of common stock that may be issuable under our 2018 Stock Plan, which has been approved by our stockholders. As of March 31, 2019, no securities had been issued pursuant to the 2018 Stock Plan.

Recent Sales of Unregistered Securities

By way of background, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the owners of Power Blockchain in exchange for the issuance for convertible notes in aggregate principal amount of $2.2 million on February 1, 2018. The notes: (i) mature five years from the date of issuance: (ii) accrue interest at 5% per annum; (iii) require repayment in four equal installments on the second, third, fourth and fifth anniversary dates after issuance; and (iv) are convertible at the option of the holder into our common stock at a conversion price of $0.13 per share. Upon consummation of the exchange agreement, Power Blockchain became our wholly owned subsidiary.  The convertible notes were sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

Overview

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since the time of our incorporation until February 2018, our plan of operation was to re-build primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. In February 2018, we ceased this business and commenced our blockchain mining business through our acquisition of Power Blockchain described below.

Our business plan launched in February 2018 was to build a cryptocurrency mining operation, operating specialized computers (also known as “crypto-currency miners") that generate cryptocurrency (primarily Bitcoin).  A bitcoin is an asset that can be transferred among parties via the Internet, but without the use of a central administrator or clearing agency. The term decentralized is often used in descriptions of bitcoin, in reference to bitcoin’s lack of necessity for administration by a central party.

Through our subsidiary, Power Blockchain LLC (“Power Blockchain”), we began operating a start-up venture in February 2018 that specializes in blockchain mining for the Bitcoin network, the computer intensive process required to verify and record the digital exchange of money for crypto-currency transactions. In exchange for processing these complex mathematical equations, we would be rewarded with digital currency. We have yet to commence meaningful operations and are currently holding those business plans in suspense.

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

On February 14, 2018, we were granted permission from the Kingdom of Lesotho to conduct crypto-currency mining operations in Lesotho. As part of this permission, we were permitted to operate by the Lesotho Electricity Company and we negotiated an electric rate agreement. As of the date of this report, we owned 70 crypto-currency miners and Power Control Units (PCU), 50 of which have been installed in Lesotho, 10 of which are in customs in South Africa, and 10 of which are in storage in South Africa. We commenced mining operations in Lesotho but have not generated any revenues to date.  Due to current economic and market conditions, we have decided to suspend the Company’s cryptocurrency mining operations in the Kingdom of Lesotho beginning around the middle of 2018.  However, we still maintain ownership and control of the miners and other equipment used in the cryptocurrency mining operations in that country (notwithstanding the fact that the cost associated with these assets has been fully reserved on the Company’s Balance Sheet since March 31, 2018).

Results of Operations

The following discussion pertains to the Company’s operating and other expenses for the years ended March 31, 2019 and 2018, as reported in our consolidated financial statements and notes thereto included in Item 8.

General and administrative expenses for the year ended March 31, 2019 were $169,690 compared to $135,682 for the year ended March 31, 2017. This increase was due to incremental overhead costs that were incurred in the Company’s transition to, and eventual halt of, its bitcoin mining business, including non-cash stock compensation expense of $43,000 (see Note 5).

Depreciation expense for the year ended March 31, 2019 was zero compared to $16,393 for the year ended March 31, 2018.  Depreciation for the year ended March 31, 2018 represented the initial period amount of such expense applicable to the Company’s computers and equipment deployed on the bitcoin mining operations in Lesotho.

Impairment of Goodwill for the year ended March 31, 2019 was zero compared to $2,200,000 for the year ended March 31, 2018. As of the fiscal year ended March 31, 2018, we determined that it would be appropriate to recognize an impairment adjustment in the full amount of $2,200,000 on the Goodwill that was originally established upon the Company’s acquisition of Power Blockchain in February 2018 in the amount of $2,200,000, due to unforeseen economic and market conditions that arose soon after the acquisition (see Note 4).

Impairments of property and equipment and of other intangible assets for the year ended March 31, 2019 were both zero, compared to $170,186 and $2,044, respectively, for such impairment amounts in the year ended March 31, 2018. Most significantly, we recognized the impairment adjustment in the amount of $170,186 to reduce the carrying value of the property and equipment deployed in the bitcoin mining operations to zero as of March 31, 2018 (see Note 4).

Interest expense for the year ended March 31, 2019 was $180,531 compared to $28,609 for the year ended March 31, 2018. This increase was due to the interest expense applicable to the Company’s long-term debt obligations that were incurred beginning in February 2018 for the acquisition of Power Blockchain and for other purposes (see Note 6).

Gain on sale of Bitcoin for the year ended March 31, 2019 was $1,380 versus zero for the year ended March 31, 2018. This increase was due to the non-recurring sale of all of the Company’s internally-generated Bitcoin in November 2018 (see Note 12).

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the year ended March 31, 2019 was $106, 663 compared to $129,854 for the year ended March 31, 2018.  These fairly comparable amounts reflect the overhead costs that were incurred in the Company’s transition to, and eventual halt of, its bitcoin mining business.

Investing activities.  Net cash used in investing activities for the year ended March 31, 2019 was zero compared to $38,620 for the year ended March 31, 2018.  For the year ended March 31, 2018, the Company incurred total capital expenditures of $186,579, on computers and equipment for its bitcoin mining operations in Lesotho, of which $38,620 was funded from its own cash resources and the remainder was funded by a group of investors to whom the Company issued short-term promissory notes bearing interest at 10% per annum.

Financing activities.  Net cash provided by financing activities for the year ended March 31, 2019 was $95,700 compared to $173,376 for the year ended March 31, 2018.  This decrease was largely due to the higher level of short term borrowings provided by various related parties in the 2018 fiscal year in order to fund the increased overhead costs that were incurred in the Company’s transition to, and eventual halt of, its bitcoin mining business.

As disclosed in Note 6, the Company has incurred substantial long-term debt obligations in the acquisition of Power Blockchain in February 2018, as well as for increased overhead and other costs related to the Company’s transition to, and eventual halt of, its bitcoin mining business. The following table sets forth the contractual obligations under our long-term debt agreements as of March 31, 2019 (in thousands):

		Payments Due By Period
	Total	2020	2021-2022	2023-2024	After 2024

Long-term debt	$2,200	$550	$1,100	$550	$-
Interest on long-term debt	385	-	-	385	-

Total	$2,585	$550	$1,100	$935	$-

We have not generated recurring revenue from our crypto-currency mining operations. Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has suffered recurring losses totaling $2,976,835 since inception.  These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, as of March 31, 2019, and continue to be ineffective.  To the extent practical in light of its current financial condition, the Company will consider expanding financial reporting resources in the future.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, with respect to our current directors and executive officers as of July 9, 2019.

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

Name	Age	Position
Brent Willson	54	Director, President and Chief Executive Officer
Steve Bond	44	Director and Chief Financial Officer

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

Our named executive officers for the fiscal years ended March 31, 2019 and 2018, which consist of all individuals that served as our principal executive officer during the fiscal years and our other most highly compensated executive officer, are: (i) Brent Willson, our director, president and chief executive officer; (ii) Steve Bond, our director and chief financial officer; and (ii) Anton Yeranossian, our former chief executive officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock award ($) (1)	Total ($)
Brent Willson, President and Chief Executive Officer (2)	2019	$23,486	$32,250	$55,736
	2018	$22,178	$ 5,375	$27,553

Steve Bond, Chief Financial Officer (3)	2019	$18,357	$10,750	$29,107
	2018	$12,087	$ 1,792	$13,879

Anton Yeranossian, Former Chief Executive Officer (4)	2018	-	-	-

(1)Represents the amortized portion of the grant date fair value of the stock awards granted calculated in accordance with FASB ASC Topic 718. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the executive officer.  For a description of these stock awards, see Note 5 to the Company’s consolidated financial statements.

(2)Col Willson joined the Company on January 25, 2018. The amount shown in the first column represents the payments made by the Company to Col Willson from the start date of his engagement through March 31, 2018.  Such payments were made to Col Willson in his capacity as a contractor, not as an employee, and include any payments made to his personal consulting company.

(3)Mr. Bond joined the Company in January 25, 2018. The amount shown in the first column represents the payments made by the Company to Mr. Bond from the start date of his engagement through March 31, 2018. Such payments were made to Mr. Bond in his capacity as a contractor, not as an employee.

(4)Mr. Yeranossian served the Company’s sole executive officer and director through January 25, 2018. The Company did not pay Mr. Yeranossian any compensation for his services as an executive officer or director.

Equity Awards

The Company: (i) did not grant any stock options to its executive officers or directors from inception through fiscal year end March 31, 2019 and March 31, 2018; (ii) did not have any outstanding equity awards as of March 31, 2019; and (iii) had no options exercised by its named executive officer in fiscal years ending March 31, 2019 and March 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of July 9, 2019 of (i) each person known to us to beneficially own more than 5% of our common stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of July 9, 2019, there were a total of 1,204,000 shares of common stock outstanding. Each share of common stock is entitled to one vote on matters on which holders of voting stock of the Company are eligible to vote. The column entitled “Percent” shows the percentage of voting common stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of July 9, 2019, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent

Brent Willson (1)	750,000	62.3
Steve Bond (1)	250,000	20.8
Anton Yeranossian (2)	--	--
Directors and Executive Officers as a Group (3)	1,000,000	83.1

(1)The shares in the table are subject to the Company’s right to buyback the shares as described in Item 11. Executive Compensation under the section “Employment and Consulting Agreements.”

(2)Mr. Yeranossian resigned as a director and officer on January 25, 2018.

(3)Includes the shares held by Col Wilson and Mr. Bond.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AMC Auditing, LLC ("AMC") served as the Company’s independent registered public accounting firm since 2016. Effective February 1, 2019, AMC was acquired by a new auditing firm, Prager Metis CPA’s LLP (“Prager”), and all of the employees of AMC joined Prager. Aggregate fees for professional services rendered by Prager for the fiscal year ended March 31, 2019 and by AMC for the fiscal year ended March 31, 2018, respectively, were as follows:

	2019	2018
Audit and Quarterly Review Fees	$14,500	$20,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL	$14,500	$20,000

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

(a)Documents filed as part of this Report

1.Financial Statements

The consolidated financial statements and notes thereto which are attached hereto beginning on page F-1 have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Consolidated Financial Statements on page F-1.

2.Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

3.Exhibits

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

10.1 **	Holly Brothers Pictures, Inc. 2018 Incentive Plan (incorporated by reference to Annex B to the Definitive Information Statement filed March 5, 2018)

10.2 **	Employment Agreement between Holly Brothers Pictures, Inc. and Brent Willson dated January 29, 2018 (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 2, 2018)

10.3 **	Employment Agreement between Holly Brothers Pictures, Inc. and Steve Bond dated January 29, 2018 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 2, 2018)

10.4	Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018 (incorporated by reference to exhibit 10.3 of the Form 8-K filed February 2, 2018)

10.5	Form of promissory notes due July 31, 2018 issued effective January 25, 2018 (incorporated by reference to exhibit 10.5 of the Form 8-K filed February 2, 2018)

10.6 **	Consulting Agreement between Holly Brothers Pictures, Inc. and Canmore International, Inc. dated February 15, 2018 (incorporated by reference to exhibit 10.1 of the Form 8-K filed March 9, 2018)

Exhibit Number	Description
10.7 **	Amendment to the Employment Agreement between Holly Brothers Pictures, Inc. and Brent Willson dated February 15, 2018 (incorporated by reference to exhibit 10.2 of the Form 8-K filed March 9, 2018)

10.8	Settlement and Mutual Release Agreement, dated March 22, 2018 (incorporated by reference to exhibit 10.1 of the Form 8-K filed March 30, 2018)

10.9	Stipulation and Proposed Order Thereon, dated March 22, 2018 (incorporated by reference to exhibit 10.2 of the Form 8-K filed March 30, 2018)

21	Subsidiaries of the Registrant Power Blockchain, LLC (Wyoming)

23	Consent of AMC Auditing, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

*Filed herewith.

**Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY BROTHERS PICTURES, INC.

By:	/s/ Brent Willson
Brent Willson,
Chief Executive Officer, President and Director

Date: July 9, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Willson	Chief Executive Officer, President, and Director	July 9, 2019
Brent Willson	(Principal Executive Officer)

/s/ Steve Bond	Chief Financial Officer and Director	July 9, 2019
Steve Bond	(Principal Financial and Accounting Officer)

Holly Brothers Pictures, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Holly Brothers Pictures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Holly Brothers Pictures, Inc. . (the “Company”) as of March 31, 2019 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at March 31, 2019, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2019

El Segundo, California

July 9, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Holly Brothers Pictures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Holly Brothers Pictures, Inc. (the “Company”) as of March 31, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2016

Las Vegas, Nevada

November 30, 2018

Holly Brothers Pictures, Inc.

Consolidated Balance Sheets

	March 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$1,334	$12,297
Prepaid insurance	-	10,184
Total current assets	1,334	22,481

Property and equipment:
Computers, equipment and software	-	186,579
Accumulated depreciation and impairment	-	(186,579)
Net property and equipment	-	-

Other assets:
Internally-generated Bitcoin	-	3,761
Total other assets	-	3,761

Total assets	$1,334	$26,242

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - other	$19,652	$11,550
Accounts payable - related party	-	3,400
Notes payable - related party	741,035	645,335
Accrued interest payable	209,140	28,609
Total current liabilities	969,827	688,894

Other liabilities:
Convertible notes payable - related party	2,200,000	2,200,000
Total liabilities	3,169,827	2,888,894

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Common stock, $.001 par value per share, 200,000,000 shares authorized, 1,204,000 shares issued and outstanding	1,204	1,204
Additional paid in capital	144,477	101,477
Accumulated deficit	(2,976,835)	(2,627,994)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(3,168,493)	(2,862,652)

Total liabilities and stockholders’ deficit	$1,334	$26,242

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Consolidated Statements of Operations

	Year Ended March 31,
	2019	2018

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	169,690	135,682
Depreciation expense	-	16,393
Total operating expenses	169,690	152,075

Other income (expense):
Impairment expense
Goodwill	-	(2,200,000)
Property and equipment	-	(170,186)
Other intangible assets	-	(2,044)
Interest expense	(180,531)	(28,609)
Gain on sale of Bitcoin	1,380	-
Total other income (expense)	(179,151)	(2,400,839)

Net loss	$(348,841)	$(2,552,914)

Net loss per share, basic and diluted	$(0.29)	$(1.04)

Weighted average shares outstanding, basic and diluted	1,204,000	2,466,090

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Consolidated Statement of Stockholders’ Deficit

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at March 31, 2017	2,710,000	$2,710	$49,465	$(75,080)	$-	$(22,905)

Stock issued to settle notes payable	155,172	155	44,845	-	-	45,000

Purchase of treasury stock	(2,661,172)	(2,661)	-	-	(337,339)	(340,000)

Issuance of officers' stock	1,000,000	1,000	7,167	-	-	8,167

Net loss	-	-	-	(2,552,914)	-	(2,552,914)

Balance at March 31, 2018	1,204,000	1,204	101,477	(2,627,994)	(337,339)	(2,862,652)

Stock compensation expense	-	-	43,000	-	-	43,000

Net loss	-	-	-	(348,841)	-	(348,841)

Balance at March 31, 2019	1,204,000	$1,204	$144,477	$(2,976,835)	$(337,339)	$(3,168,493)

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(348,841)	$(2,552,914)
Adjustments to reconcile net loss to net
cash provided by (used in) operations
Impairment expense
Goodwill	-	2,200,000
Property and equipment	-	170,186
Depreciation expense	-	16,393
Stock compensation expense	43,000	7,167
Changes in operating assets and liabilities:
Accrued interest payable	180,531	28,609
Accounts payable - other	8,102	11,250
Accounts payable - related party	(3,400)	3,400
Changes in other operating assets and liabilities	13,945	(13,945)
Net cash flows from operating activities	(106,663)	(129,854)

Cash flows from investing activities:
Purchase of computers and equipment	-	(38,620)
Net cash flows from investing activities	-	(38,620)

Cash flows from financing activities:
Issuance of notes payable to related parties	95,700	172,376
Issuance of common stock to officers	-	1,000
Net cash flows from financing activities	95,700	173,376

Net increase (decrease) in cash and cash equivalents	(10,963)	4,902
Cash and cash equivalents at beginning of period	12,297	7,395

Cash and cash equivalents at end of period	$1,334	$12,297

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash financing activities:
Stock issued to settle Notes Payable	$-	$45,000
Issuance of Notes Payable for Goodwill	-	2,200,000
Issuance of Notes Payable for Treasury Stock	-	340,000
Issuance of Notes Payable for computers and equipment	-	147,959

The accompanying notes are an integral part of these consolidated financial statements.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

NOTE 1. General Organization and Business

Holly Brothers Pictures, Inc. is a Nevada Corporation incorporated in the State of Nevada on February 22, 2013 as PowerMedChairs, and is considered to be an emerging growth company under applicable federal securities laws. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC (“Power Blockchain”) through an exchange agreement in a transaction that resulted in the transition from the Company’s existing business of repairing and selling wheelchairs to a planned new business of mining crypto-currency (see Note 4). The Company’s mining operations were halted in mid-2018, however, with the recent increase in the quoted market price of Bitcoin, the Company is presently in the process of performing a preliminary evaluation of the feasibility of resuming its Bitcoin mining operations.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

Fair value of financial instruments (Continued)

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

Revenue recognition

The Company has not recorded any revenues from Inception through March 31, 2019. If and when the Company should have any revenues under contracts with customers, it will follow the five step accounting process for revenue recognition under ASC 606, “Revenue from Contracts with Customers.”

Goodwill

We periodically evaluate goodwill arising from business combinations by applying a goodwill impairment test, both qualitatively and, quantitatively, if necessary, in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other (see Note 4). As disclosed in Note 4, the Company recognized a goodwill impairment allowance in the year ended March 31, 2018 in the amount of $2,200,000.

Property and Equipment

Computers, equipment and software are generally depreciated on a straight-line basis over their estimated useful lives ranging up to three years (see Note 4).

Bitcoin

Internally-generated Bitcoin is recorded as Other Assets at the lower of cost or market value based on industry standard quoted prices for Bitcoin.

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

March 31, 2019 and 2018

Year-end

The Company has selected March 31 as its fiscal year-end.

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

Subsequent Events

Management has evaluated any subsequent events occurring in the period from March 31, 2019 through the date the financial statements were issued, to determine if disclosure in this report is warranted. (See Note 13)

NOTE 3. Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling $2,976,835 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern. In order to obtain the necessary capital, Management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings in order to fund operations. There can be no assurances, however, that the Company will be successful in obtaining such additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4. Acquisition of Power Blockchain

Effective February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain through an exchange agreement between the Company and the two owners of Power Blockchain. Pursuant to the exchange agreement, the sole consideration in this transaction was the issuance by the Company of unsecured convertible notes payable to the two owners of Power Blockchain in the amount of $2,200,000. Such notes payable were structured to: (i) mature five years from the date of issuance, (ii) accrue interest at the rate of 5% per annum, (iii) require repayment in four equal installments beginning on the second anniversary of issuance, and (iv) are convertible into the Company’s common stock at a conversion price of $0.13 per share. The Company performed an analysis to determine whether there was a beneficial conversion feature and noted none.

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

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

Due to unforeseen economic and market conditions that arose as of March 31, 2018, Management determined to suspend the bitcoin mining operations until such time as the industry conditions improve.  The Company  believes that the results of the Company’s initial bitcoin mining operations through the Power Blockchain entity should be considered inconclusive to date, with no revenues yet recorded during the year ended March 31, 2018, nor expected in the near future. And as a result of these conditions, and the uncertainty of any future cash flows,we determined during the year ended March 31, 2018 that it would be appropriate to recognize an impairment adjustment in the full amount of $2,200,000 in the year ended March 31, 2018, in order to reduce the carrying value of the Goodwill to zero as of March 31, 2018. Additionally, due to the expected loss of utility of its deployed assets, we recognized an impairment adjustment in the amount of $170,186 to reduce the carrying value of the property and equipment deployed in the bitcoin mining operations to zero as of March 31, 2018. It should be noted, however, that with the recent increase in the quoted market price of Bitcoin, the Company is presently in the process of performing a preliminary evaluation of the feasibility of resuming its Bitcoin mining operations.

NOTE 5. - Stockholders' Equity and Contributed Capital

On January 25, 2018, in conjunction with the acquisition of Power Blockchain, the Company purchased a total of 2,661,172 shares of its common stock from the former management group for a negotiated payment in the amount of $340,000, or $0.13 per share, which has been accounted for as Treasury Stock.

On January 29, 2018, also in conjunction with the acquisition of Power Blockchain, the Company issued a total of 1,000,000 shares of common stock, at a purchase price of $0.001 per share, to two new officers who were engaged to affect the transition to the business of bitcoin mining.  These stock grants were structured so that they are fully vested over a three year period and are subject to buyback by the Company if either officer should leave the Company before then. We have valued the stock grants at an incremental amount of $129,000, based on the negotiated price of the simultaneously purchased treasury stock noted above, and are amortizing that amount as stock compensation expense over a period of three years (of that amount, $43,000 and $7,167 was amortized in the years ended March 31, 2019 and 2018, respectively).

Taking the above transactions into consideration, as well as the conversion of a $45,000 note payable into 155,172 shares of common stock in December 2017, the Company had a total of 1,204,000 shares of common stock issued and outstanding as of March 31, 2019 and 2018.

There have been no issuances of stock options or warrants.  However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

NOTE 6. Notes Payable

As of March 31, 2019 and 2018, the Company had the following long-term debt obligations:

	March 31,
	2019	2018
Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share.	$2,200,000	$2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acqusition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	741,035	645,335

Total long term debt	2,941,035	2,845,335

Current portion of long term debt	(741,035)	(645,335)

Long term debt, net of current portion	$2,200,000	$2,200,000

The Company performed an analysis of the convertible notes payable to determine whether there was a beneficial conversion feature and noted none.

Future maturities of long-term debt as of March 31, 2019 are as follows:

Year ending March 31, 2020	$550,000
Year ending March 31, 2021	550,000
Year ending March 31, 2022	550,000
Year ending March 31, 2023	550,000
Year ending March 31, 2024	--
$2,200,000

At the time of the Power Blockchain acquisition, Power Blockchain had outstanding unsecured notes payable to the two owners in the amount of $570,000, which were overdue and in default. Shortly thereafter, the Company entered into negotiations with the note holders (the “Plaintiffs”) in an attempt to settle these obligations. As a result of those efforts, a settlement agreement was reached in March 2018 to convert the notes payable into the right for the two note holders to receive periodic issuances of the Company’s common stock of up to approximately 3,000,000 shares each, that would be exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. The settlement agreement stipulated that the issuance of such shares shall occur in respective tranches such that the resulting number of shares owned by each holder would not exceed 4.9% of the Company’s then outstanding shares of common stock. Per the settlement agreement, the Plaintiffs’ right to make requests for periodic tranche issuances shall expire on September 17, 2019. Thereafter, the Company shall have no obligation to issue shares to either Plaintiff. In the agreement the Plaintiffs acknowledged that they may be unable to sell, prior to the expiration of their right to make requests for periodic tranche issuances, a sufficient number of shares to recoup the debt and they expressly assumed that risk. As at the date of settlement it was not known if any shares would be requested to be issued prior to the expiration date, and the Plaintiffs accepted risk, the Company could not estimate an amount of shares to be issued, and therefore no amount was recognized for the settlement. To date, no such shares have been issued.

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

NOTE 7. Related Party Transactions

In the year ended March 31, 2018, the Company entered into several transactions with various related parties to: (i) purchase shares of Treasury Stock from the former management team, (ii) issue new shares of common stock to officers, and (iii) convert notes payable into shares of common stock, as more fully described in Note 5.

The Company does not lease or rent any property.  In the years ended March 31, 2019 and 2018, office services are provided without charge by a director. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

As of March 31, 2019, the Company had net operating loss carry forwards of approximately $305,841, after taking certain non-deductible items into account, as compared to $345,747 at March 31, 2018, that may be available to reduce future years' taxable income.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2019 and March 31, 2018:

	2019	2018
Deferred tax assets:
Net operating loss carry forward	$64,200	$72,600

Total deferred tax assets	64,200	72,600
Less: valuation allowance	(64,200)	(72,600)
Net deferred tax assets	-	-

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

The valuation allowance for deferred tax assets for the year ending March 31, 2019 was $64,200, as compared to $(72,600) for the same period last year.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2019. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(21.0%)
Valuation reserve	21.0%
Total	0%

At March 31, 2019, we had an unused net operating loss carryover approximating $726,700, after taking certain non-deductible items into account, that is available to offset future taxable income which expires beginning 2038.

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

Holly Brothers Pictures, Inc.

Notes to Consolidated Financial Statements

March 31, 2019 and 2018

NOTE 12. Sale of Bitcoin

In November 2018, the Company sold all of its internally-generated Bitcoin for a cash sales price of $5,140.  The Company recognized a one-time gain on this non-recurring sale in the year ended March 31, 2019 in the amount of $1,380.

NOTE 13. Subsequent Events

In the month of May 2019, the Company made additional short-term borrowings from two related parties in the total amount of $14,000 on the same terms as the borrowings made through March 31, 2019.  There have been no other reportable subsequent events that have occurred since March 31, 2019.