Form 10-Q
period 2019-06-30
Holly Brothers Pictures, Inc.
filed 2019-07-26
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

Commission File No. 000-55018

Holly Brothers Pictures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification Number)

462 Stevens Ave, #310 Solana Beach, CA	92075
(Address of principal	(zip code)
executive offices)

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of July 26, 2019 was 1,204,000 shares.

HOLLY BROTHERS PICTURES, INC.

FORM 10-Q

JUNE 30, 2019

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HOLLY BROTHERS PICTURES, INC.

Consolidated Balance Sheets

	June 30,	March 31,
	2019	2019
	(Unaudited)

Assets
Current assets:
Cash	$2,466	$1,334
Total current assets	2,466	1,334

Total assets	$2,466	$1,334

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$25,008	$19,652
Notes payable - related party	749,035	741,035
Accrued interest payable	255,239	209,140
Total current liabilities	1,029,282	969,827

Other liabilities:
Convertible notes payable - related party	2,200,000	2,200,000
Total liabilities	3,229,282	3,169,827

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Common stock, $.001 par value per share, 200,000,000 shares authorized, 1,204,000 shares issued and outstanding	1,204	1,204
Additional paid in capital	155,227	144,477
Accumulated deficit	(3,045,908)	(2,976,835)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(3,226,816)	(3,168,493)

Total liabilities and stockholders’ deficit	$2,466	$1,334

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	22,974	91,749
Total operating expenses	22,974	91,749

Other income (expense):
Interest expense	(46,099)	(43,170)
Total other income (expense)	(46,099)	(43,170)

Net loss before income taxes	(69,073)	(134,919)
Income taxes	-	-

Net loss	$(69,073)	$(134,919)

Net loss per share, basic and diluted	$(0.06)	$(0.11)

Weighted average shares outstanding, basic and diluted	1,204,000	1,204,000

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at March 31, 2019	1,204,000	$1,204	$144,477	$(2,976,835)	$(337,339)	$(3,168,493)

Stock compensation expense	-	-	10,750	-	-	10,750

Net loss	-	-	-	(69,073)	-	(69,073)

Balance at June 30, 2019	1,204,000	$1,204	$155,227	$(3,045,908)	$(337,339)	$(3,226,816)

Balance at March 31, 2018	1,204,000	$1,204	$101,477	$(2,627,994)	$(337,339)	$(2,862,652)

Stock compensation expense	-	-	10,750	-	-	10,750

Net loss	-	-	-	(134,919)	-	(134,919)

Balance at June 30, 2018	1,204,000	$1,204	$112,227	$(2,762,913)	$(337,339)	$(2,986,821)

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(69,073)	$(134,919)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	10,750	10,750
Accounts payable	5,356	(12,546)
Accrued interest payable	46,099	43,171
Prepaid insurance	-	10,184
Net cash flows from operating activities	(6,868)	(83,360)

Cash flows from financing activities:
Issuance of notes payable to related parties	8,000	72,000
Net cash flows from financing activities	8,000	72,000

Net increase (decrease) in cash and cash equivalents	1,132	(11,360)
Cash and cash equivalents at beginning of period	1,334	12,297

Cash and cash equivalents at end of period	$2,466	$937

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2019, the results of its operations for the three month periods ended June 30, 2019 and 2018, the changes in its stockholder’s deficit for the three month periods ended June 30, 2019 and 2018, and cash flows for the three month periods ended June 30, 2019 and 2018. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the SEC on July 9, 2019.

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

Revenue recognition - The Company has not recorded any revenues from Inception through June 30, 2019.  If and when the Company should have any revenues under contracts with customers, it will follow the five step accounting process for revenue recognition under ASC 606, Revenue from Contracts with Customers.

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

Subsequent Events - Management has evaluated any subsequent events occurring in the period from June 30, 2019 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 10).

(3)          Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues and has suffered recurring losses totaling $3,045,908 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern. In order to obtain the necessary capital to sustain operations, Management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings. There can be no assurances, however, that the Company will be successful in obtaining such additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company has accounted for the acquisition of Power Blockchain as a business combination, with the Company treated as the acquirer, in accordance with the provisions of ASC 805, Business Combinations. At the time of the transaction, Power Blockchain was a start-up venture with little or no identifiable assets or operations, therefore, the entire merger consideration in the amount of $2,200,000 was allocated to the category of Goodwill for accounting purposes.

Due to unforeseen economic and market conditions that arose as of March 31, 2018, Management determined to suspend the bitcoin mining operations until such time as the industry conditions improve. The Company believes that the results of the Company’s initial bitcoin mining operations through the Power Blockchain entity should be considered inconclusive to date, with no revenues being recorded during the year ended March 31, 2018, nor expected in the near future. And as a result of these conditions, and the uncertainty of any future cash flows, the Company determined during the year ended March 31, 2018 that it would be appropriate to recognize an impairment adjustment in the full amount of $2,200,000 in the year ended March 31, 2018, in order to reduce the carrying value of the Goodwill to zero as of March 31, 2018.

Additionally, due to the expected loss of utility of its deployed assets, an impairment adjustment in the amount of $170,186 was recognized to reduce the carrying value of the property and equipment deployed in the bitcoin mining operations to zero as of March 31, 2018. It should be noted, however, that with the recent increase in the quoted market price of Bitcoin, the Company is presently in the process of performing a preliminary evaluation of the feasibility of resuming its Bitcoin mining operations.

(5)          Stockholders’ Equity

On January 25, 2018, in conjunction with the acquisition of Power Blockchain, the Company purchased a total of 2,661,172 shares of its common stock from the former management group for a negotiated payment in the amount of $340,000, which has been accounted for as Treasury Stock.

On January 29, 2018, also in conjunction with the acquisition of Power Blockchain, the Company issued a total of 1,000,000 shares of common stock, at a purchase price of $0.001 per share, to two new officers who were engaged to affect the transition to the business of bitcoin mining. These stock grants were structured so that they are fully vested over a three year period and are subject to buyback by the Company if either officer should leave the Company before then. We have valued the stock grants at an incremental amount of $129,000, based on the negotiated price of the simultaneously purchased treasury stock noted above (see Note 4), and are amortizing that amount as stock compensation expense over a period of three years (of that amount, $10,750 was amortized in each of the three month periods ended June 30, 2019 and 2018).

Taking the above transactions into consideration, as well as the conversion of a $45,000 note payable into 155,172 shares of common stock in December 2017, the Company had a total of 1,204,000 shares of common stock issued and outstanding as of June 30, 2019.

There have been no issuances of stock options or warrants. However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock.  The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

(6)          Notes Payable

As of June 30, 2019 and March 31, 2019, the Company had the following long-term and short-term debt obligations:

	June 30,	March 31,
	2019	2019
Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share.	$2,200,000	$2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	749,035	741,035

Total notes payable	$2,949,035	$2,941,035

The Company performed an analysis of the convertible notes payable in the amount of $2,200,000 to determine whether there was a beneficial conversion feature and noted none.

Future maturities of notes payable as of June 30, 2019 are as follows:

Year ending June 30, 2020	$749,035
Year ending June 30, 2021	550,000
Year ending June 30, 2022	550,000
Year ending June 30, 2023	550,000
Year ending June 30, 2024	550,000
$2,949,035

At the time of the Power Blockchain acquisition, Power Blockchain had outstanding unsecured notes payable to the two owners in the amount of $570,000, which were overdue and in default. Shortly thereafter, the Company entered into negotiations with the note holders in an attempt to settle these obligations. As a result of those efforts, a settlement agreement was reached in March 2018 to convert the notes payable into the right for the two note holders (“the Plaintiffs”) in an attempt to settle these obligations. As a result of those efforts, a settlement agreement was reached in March 2018 to convert the notes payable into the right for the two note holders to receive periodic issuances of the Company’s common stock of up to approximately 3,000,000 shares each, that would be exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. The settlement agreement stipulated that the issuance of such shares shall occur in respective tranches such that the resulting number of shares owned by each holder would not exceed 4.9% of the Company’s then outstanding shares of common stock. Per the settlement agreement, the Plaintiffs’ right to make requests for periodic tranche issuances shall expire on September 17, 2019. Thereafter, the Company shall have no obligation to issue shares to either Plaintiff.  In the agreement the Plaintiffs acknowledged that they may be unable to sell, prior to the expiration of their right to make requests for periodic tranche issuances, a sufficient number of shares to recoup the debt and they expressly assumed that risk.  As at the date of settlement it was not known if any shares would be requested to be issued prior to the expiration date, and the Plaintiffs accepted risk, the Company could not estimate an amount of shares to be issued, and therefore no amount was recognized for the settlement.  To date, no such shares have been issued.

(7)          Related Party Transactions

The Company has entered into several transactions with various related parties to: (i) purchase shares of Treasury Stock from the former management team, (ii) issue new shares of common stock to officers, and (iii) to provide short-term borrowings for various purposes, as described in Note 6.

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

(8)          Operating Leases and Other Commitments

The Company has no lease or other obligations.

(9)          Litigation

From time to time in the ordinary course of our business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We have insurance policies covering potential losses where such coverage is cost effective.

We are not at this time involved in any legal proceedings.

(10)          Subsequent Events

In the month of July 2019, the Company made additional short-term borrowings from a related party in the total amount of $5,000 on the same terms as the borrowings made through June 30, 2019. There have been no other reportable subsequent events that have occurred since June 30, 2019.

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

On February 14, 2018, we were granted permission from the Kingdom of Lesotho to conduct crypto-currency mining operations in Lesotho. As part of this permission, we were permitted to operate by the Lesotho Electricity Company and we negotiated an electric rate agreement.  As of the date of this report, we owned 70 crypto-currency miners and Power Control Units (PCU), 50 of which have been installed in Lesotho, 10 of which are in customs in South Africa, and 10 of which are in storage in South Africa. We commenced mining operations in Lesotho but have not generated any revenues to date.  Due to current economic and market conditions, we decided to place the Company’s cryptocurrency mining operations in the Kingdom of Lesotho on hold beginning around the middle of 2018.  With the recent increase in the quoted market price of bitcoin, however, we are presently in the process of performing a preliminary evaluation of the feasibility of resuming our bitcoin mining operations in some capacity.  We still maintain ownership and control of the miners and other equipment used in the cryptocurrency mining operations in that country (notwithstanding the fact that the cost associated with these assets has been fully reserved on the Company’s Balance Sheet since March 31, 2018).

Results of Operations

The following discussion reflects the Company’s operating and other expenses for the three month periods ended June 30, 2019 and 2018, as reported in our consolidated financial statements and notes thereto included in Item 1.

General and administrative expenses for the three months ended June 30, 2019 were $22,974 compared to $91,749 for the three months ended June 30, 2018. This decrease was due to the lower level of overhead costs following the Company’s decision to place its cryptocurrency mining operations in the Kingdom of Lesotho on hold beginning around the middle of 2018.

Interest expense for the three months ended June 30, 2019 was $46,099 versus $43,170 for the three months ended June 30, 2018. This small increase was due to a slightly higher level of outstanding borrowings under the Company’s long-term debt obligations.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended June 30, 2019 was $6,868 compared to $83,360 for the three months ended June 30, 2018. This decrease was due to the lower level of overhead costs following the Company’s decision to place its cryptocurrency mining operations in the Kingdom of Lesotho on hold during the middle of 2018.

Financing activities. Net cash provided by financing activities was $8,000 for the three months ended June 30, 2019 compared to $72,000 for the three months ended June 30, 2018. This decrease was largely due to the lower level of borrowings made in the current period following the Company’s decision to place its cryptocurrency mining operations in the Kingdom of Lesotho on hold during the middle of 2018.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has suffered recurring losses totaling $3,045,908 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the SEC on July 9, 2019, for a further description of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures

As of June 30, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2019, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2019.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to Consolidated Financial Statements.

Item 1A. Risk Factors

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLY BROTHERS PICTURES, INC.

By:	/s/ Brent Willson
Brent Willson,
Chief Executive Officer

By:	/s/ Steve Bond
Steve Bond
Chief Financial Officer

Date: July 26, 2019