Form 10-Q
period 2019-09-30
Holly Brothers Pictures, Inc.
filed 2019-11-05
CIK 1575659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 5, 2019 was 1,204,000 shares.

HOLLY BROTHERS PICTURES, INC.

FORM 10-Q

SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOLLY BROTHERS PICTURES, INC.

Consolidated Balance Sheets

	September 30,	March 31,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash	$3,260	$1,334
Total current assets	3,260	1,334

Total assets	$3,260	$1,334

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$28,458	$19,652
Notes payable - related party	756,535	741,035
Accrued interest payable	302,006	209,140
Total current liabilities	1,086,999	969,827

Other liabilities:
Convertible notes payable - related party	2,200,000	2,200,000
Total liabilities	3,286,999	3,169,827

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, $.001 par value per share, 200,000,000 shares authorized, 1,204,000 shares issued and outstanding	1,204	1,204
Additional paid in capital	165,977	144,477
Accumulated deficit	(3,113,581)	(2,976,835)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(3,283,739)	(3,168,493)

Total liabilities and stockholders’ deficit	$3,260	$1,334

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	20,906	24,401
Total operating expenses	20,906	24,401

Other (expense):
Interest expense	(46,767)	(45,807)
Total other (expense)	(46,767)	(45,807)

Net loss before income taxes	(67,673)	(70,208)
Income taxes	-	-

Net loss	$(67,673)	$(70,208)

Net loss per share, basic and diluted	$(0.06)	$(0.06)

Weighted average shares outstanding, basic and diluted	1,204,000	1,204,000

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended September 30,
	2019	2018

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	43,880	116,150
Total operating expenses	43,880	116,150

Other (expense):
Interest expense	(92,866)	(88,977)
Total other (expense)	(92,866)	(88,977)

Net loss before income taxes	(136,746)	(205,127)
Income taxes	-	-

Net loss	$(136,746)	$(205,127)

Net loss per share, basic and diluted	$(0.11)	$(0.17)

Weighted average shares outstanding, basic and diluted	1,204,000	1,204,000

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at March 31, 2019	1,204,000	$1,204	$144,477	$(2,976,835)	$(337,339)	$(3,168,493)

Stock compensation expense	-	-	10,750	-	-	10,750

Net loss	-	-	-	(69,073)	-	(69,073)

Balance at June 30, 2019	1,204,000	1,204	155,227	(3,045,908)	(337,339)	(3,226,816)

Stock compensation expense	-	-	10,750	-	-	10,750

Net loss	-	-	-	(67,673)	-	(67,673)

Balance at September 30, 2019	1,204,000	$1,204	$165,977	$(3,113,581)	$(337,339)	$(3,283,739)

Balance at March 31, 2018	1,204,000	$1,204	$101,477	$(2,627,994)	$(337,339)	$(2,862,652)

Stock compensation expense	-	-	10,750	-	-	10,750

Net loss	-	-	-	(134,919)	-	(134,919)

Balance at June 30, 2018	1,204,000	1,204	112,227	(2,762,913)	(337,339)	(2,986,821)

Stock compensation expense	-	-	10,750	-	-	10,750

Net loss	-	-	-	(70,208)	-	(70,208)

Balance at September 30, 2018	1,204,000	$1,204	$122,977	$(2,833,121)	$(337,339)	$(3,046,279)

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(136,746)	$(205,127)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	21,500	21,500
Accounts payable	8,806	502
Accrued interest payable	92,866	88,977
Prepaid insurance	-	10,184
Net cash flows from operating activities	(13,574)	(83,964)

Cash flows from financing activities:
Issuance of notes payable to related parties	15,500	72,000
Net cash flows from financing activities	15,500	72,000

Net increase (decrease) in cash and cash equivalents	1,926	(11,964)
Cash and cash equivalents at beginning of period	1,334	12,297

Cash and cash equivalents at end of period	$3,260	$333

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

See accompanying notes to unaudited consolidated financial statements.

HOLLY BROTHERS PICTURES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

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

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2019, the results of its operations for the three month and six month periods ended September 30, 2019 and 2018, the changes in its stockholder’s deficit for the three month and six month periods ended September 30, 2019 and 2018, and cash flows for the six month periods ended September 30, 2019 and 2018.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the SEC on July 9, 2019.

(2)Summary of Significant Accounting Policies

Basis of Accounting - The basis is United States generally accepted accounting principles.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Power Blockchain, since February 1, 2018.

Cash and Cash Equivalents - The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

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

Revenue recognition - The Company has not recorded any revenues from Inception through September 30, 2019.  Should the Company have any revenues under contracts with customers, it will follow the five step accounting process for revenue recognition under ASC 606, Revenue from Contracts with Customers.

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

Recently Issued Accounting Pronouncements - In the three months ended September 30, 2019, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from September 30, 2019 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 9).

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues and has suffered recurring losses totaling $3,113,581 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing. In order to obtain the necessary capital to sustain operations, Management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings. There can be no assurances, however, that the Company will be successful in obtaining such additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

(4)Acquisition of Power Blockchain

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

(5)Stockholders’ Equity

There have been no issuances of stock options or warrants.  However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock.  The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

(6)Notes Payable

As of September 30, 2019 and March 31, 2019, the Company had the following long-term and short-term debt obligations:

	September 30,	March 31,
	2019	2019
Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share.	$2,200,000	$2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	756,535	741,035

Total notes payable	$2,956,535	$2,941,035

The Company performed an analysis of the convertible notes payable in the amount of $2,200,000 to determine whether there was a beneficial conversion feature and noted none.  Future maturities of notes payable as of September 30, 2019 are as follows:

Year ending September 30, 2020	$756,535
Year ending September 30, 2021	550,000
Year ending September 30, 2022	550,000
Year ending September 30, 2023	550,000
Year ending September 30, 2024	550,000
$2,956,535

At the time of the Power Blockchain acquisition, Power Blockchain had outstanding unsecured notes payable to the two owners in the amount of $570,000, which were overdue and in default.  Shortly thereafter, the Company entered into negotiations with the note holders in an attempt to settle these obligations.  As a result of those efforts, a settlement agreement was reached in March 2018 to convert the notes payable into the right for the two note holders (“the Plaintiffs”) in an attempt to settle these obligations. As a result of those efforts, a settlement agreement was reached in March 2018 to convert the notes payable into the right for the two note holders to receive periodic issuances of the Company’s common stock of up to approximately 3,000,000 shares each, that would be exempted from registration pursuant to Section 3(a)(10) of the Securities Act of 1933. The settlement agreement stipulated that the issuance of such shares shall occur in respective tranches such that the resulting number of shares owned by each holder would not exceed 4.99% of the Company’s then outstanding shares of common stock.  Per the settlement agreement, the Plaintiffs’ right to make requests for periodic tranche issuances expired on September 17, 2019, however, the Company agreed on September 10, 2019 to extend the exercise period to December 31, 2019, in recognition of the continuing funding support provided by affiliates of the note holders to the Company subsequent to the settlement agreement.

(7)Related Party Transactions

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

(8)Commitments and Contingencies

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

(9)Subsequent Events

Management has evaluated any subsequent events occurring in the period from September 30, 2019 through the date the financial statements were issued, to determine if disclosure in this report is warranted.  In the month of October 2019, the Company made additional short-term borrowings from a related party in the total amount of $5,000 on the same terms as the borrowings made through September 30, 2019.  There have been no other reportable subsequent events that have occurred since September 30, 2019

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the owners of Power Blockchain in exchange for the issuance for convertible notes in aggregate principal amount of $2.2 million. The notes: (i) mature five years from the date of issuance: (ii) accrue interest at 5% per annum; (iii) require repayment in four equal installments on the second, third, fourth and fifth anniversary dates after issuance; and (iv) are convertible at the option of the holder into our common stock at a conversion price of $0.13 per share. Upon consummation of the exchange agreement, Power Blockchain became our wholly owned subsidiary.  Power Blockchain had outstanding debt obligations in aggregate principal amounts of $570,000, accruing interest at rates between 12-13% per annum, which obligations were overdue and in default. In March 2018, the Power Blockchain debt holders commenced a lawsuit against us in San Diego Superior Court, in connection with outstanding and overdue debt obligations. On March 22, 2018, we agreed to enter into a conditional settlement with the debt holders calling for the periodic issuance to the debt holders, subject to certain ownership and temporal limitations, of an aggregate of up to 3,078,000 and 3,157,000 shares, respectively. Per the settlement agreement, as subsequently amended on September 10, 2019, the Plaintiffs’ right to make requests for periodic tranche issuances has been extended to December 31, 2019 (see Note 6).

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

Results of Operations

The following discussion reflects the Company’s operating and other expenses for the three month and six month periods ended September 30, 2019 and 2018, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended September 30, 2019 versus three months ended September 30, 2018

General and administrative expenses for the three months ended September 30, 2019 were $20,906 compared to $24,401 for the three months ended September 30, 2018.  This decrease was due to the lower level of overhead costs following the Company’s decision to place its cryptocurrency mining operations in the Kingdom of Lesotho on hold during the middle of 2018.

Interest expense for the three months ended September 30, 2019 was $46,767 versus $45,807 for the three months ended September 30, 2018.  This small increase was due to a slightly higher level of outstanding borrowings under the Company’s long-term debt obligations.

Six months ended September 30, 2019 versus six months ended September 30, 2018

General and administrative expenses for the six months ended September 30, 2019 were $43,880 compared to $116,150 for the six months ended September 30, 2018.  This decrease was due to the lower level of overhead costs following the Company’s decision to place its cryptocurrency mining operations in the Kingdom of Lesotho on hold during the middle of 2018.

Interest expense for the six months ended September 30, 2019 was $92,866 versus $88,977 for the six months ended September 30, 2018.  This small increase was due to a slightly higher level of outstanding borrowings under the Company’s long-term debt obligations.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities for the six months ended September 30, 2019 was $13,574 compared to $83,964 for the six months ended September 30, 2018.  This decrease was due to the lower level of overhead costs following the Company’s decision to place its cryptocurrency mining operations in the Kingdom of Lesotho on hold during the middle of 2018.

Financing activities. Net cash provided by financing activities was $15,500 for the six months ended September 30, 2019 compared to $72,000 for the six months ended September 30, 2018.  This decrease was largely due to the lower level of borrowings made in the current period following the Company’s decision to place its cryptocurrency mining operations in the Kingdom of Lesotho on hold during the middle of 2018.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has suffered recurring losses totaling $3,113,581 since inception.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of September 30, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2019, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2019.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 to Consolidated Financial Statements.

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

November 5, 2019