Form 10-Q
period 2019-12-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2020-03-31
CIK 1575659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2019

Commission File No. 000-55018

RAPID THERAPEUTIC SCIENCE

LABORATORIES, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

5580 Peterson Ln., Suite 200 Dallas, TX	75240
(Address of principal executive offices)	(zip code)

(800) 497-6059

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of March 31, 2020 was 156,856,000 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

FORM 10-Q

DECEMBER 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOLLY BROTHERS PICTURES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Balance Sheets

	December 31,	March 31,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash	$125,132	$1,334
Total current assets	125,132	1,334

Intangible assets:
Sublicense agreement	327,500	-

Total assets	$452,632	$1,334

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - other	$117,082	$19,652
Accounts payable - related party	5,282	-
Notes payable - related party	756,535	741,035
Accrued interest payable	336,829	209,140
Total current liabilities	1,215,728	969,827

Other liabilities:
Convertible notes payable - related party	465,240	2,200,000
Total liabilities	1,680,968	3,169,827

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, $.001 par value per share, 200,000,000 shares authorized, 156,856,000 and 1,204,000 shares issued and outstanding	156,856	1,204
Additional paid in capital	2,242,418	144,477
Accumulated deficit	(3,290,271)	(2,976,835)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(1,228,336)	(3,168,493)

Total liabilities and stockholders’ deficit	$452,632	$1,334

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2019	2018

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	129,367	34,025
Amortization expense	12,500	-
Total operating expenses	141,867	34,025

Other (expense):
Interest expense	(34,823)	(45,752)
Gain on sale of Bitcoin	-	1,380
Total other income (expense)	(34,823)	(44,372)

Net loss before income taxes	(176,690)	(78,397)
Income taxes	-	-

Net loss	$(176,690)	$(78,397)

Net loss per share, basic and diluted	$(0.00)	$(0.07)

Weighted average shares outstanding, basic and diluted	79,030,000	1,204,000

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended December 31,
	2019	2018

Revenues	$-	$-
Total revenues	-	-

Operating expenses:
General and administrative	173,247	150,175
Amortization expense	12,500
Total operating expenses	185,747	150,175

Other (expense):
Interest expense	(127,689)	(134,729)
Gain on sale of Bitcoin	-	1,380
Total other income (expense)	(127,689)	(133,349)

Net loss before income taxes	(313,436)	(283,524)
Income taxes	-	-

Net loss	$(313,436)	$(283,524)

Net loss per share, basic and diluted	$(0.01)	$(0.24)

Weighted average shares outstanding, basic and diluted	27,240,335	1,204,000

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at March 31, 2019	1,204,000	$1,204	$144,477	$(2,976,835)	$(337,339)	$(3,168,493)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(69,073)	-	(69,073)

Balance at June 30, 2019	1,204,000	1,204	155,227	(3,045,908)	(337,339)	(3,226,816)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(67,673)	-	(67,673)

Balance at September 30, 2019	1,204,000	1,204	165,977	(3,113,581)	(337,339)	(3,283,739)

Stock issued for execution of sublicense agreement	140,000,000	140,000	-	-	-	140,000
Stock issued for conversion of notes payable	15,652,000	15,652	2,019,108	-	-	2,034,760
Stock compensation expense	-	-	57,333	-	-	57,333
Net loss	-	-	-	(176,690)	-	(176,690)

Balance at December 31, 2019	156,856,000	$156,856	$2,242,418	$(3,290,271)	$(337,339)	$(1,228,336)

Balance at March 31, 2018	1,204,000	$1,204	$101,477	$(2,627,994)	$(337,339)	$(2,862,652)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(134,919)	-	(134,919)

Balance at June 30, 2018	1,204,000	1,204	112,227	(2,762,913)	(337,339)	(2,986,821)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(70,208)	-	(70,208)

Balance at September 30, 2018	1,204,000	1,204	122,977	(2,833,121)	(337,339)	(3,046,279)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(78,397)	-	(78,397)

Balance at December 31, 2018	1,204,000	$1,204	$133,727	$(2,911,518)	$(337,339)	$(3,113,926)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(313,436)	$(283,524)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	78,833	32,250
Amortization expense	12,500	-
Accounts payable	47,863	6,902
Accrued interest payable	127,689	138,490
Prepaid insurance	-	10,184
Net cash flows used in operating activities	(46,551)	(95,698)

Cash flows from investing activities:
Additions to sublicense agreement	(145,151)	-
Net cash flows used in investing activities	(145,151)	-

Cash flows from financing activities:
Issuance of notes payable to related parties	315,500	92,200
Net cash flows provided by financing activities	315,500	92,200

Net increase (decrease) in cash and cash equivalents	123,798	(3,498)
Cash and cash equivalents at beginning of period	1,334	12,297

Cash and cash equivalents at end of period	$125,132	$8,799

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash financing activities:
Stock issued for execution of sublicense agreement	$140,000	$-
Stock issued for conversion of notes payable	2,034,760	-
Accounts payable for addition to sublicense agreement	54,849	-

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Holly Brothers Pictures, Inc. (“we”, “our” or  the “Company”) was incorporated in the State of Nevada on February 22, 2013 as PowerMedChairs, and is considered to be an emerging growth company under applicable federal securities laws. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC (“Power Blockchain”) through an exchange agreement in a transaction that resulted in the transition from the Company’s existing business of repairing and selling wheelchairs to a planned new business of mining crypto-currency.  Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM metered dose inhaler technology that the Company has sublicensed from a third party as a result of the execution of a sublicense agreement with the sublicensor on that date (see Note 4).  In conjunction with the adoption of the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of December 31, 2019, the results of its operations for the three month and nine month periods ended December 31, 2019 and 2018, the changes in its stockholder’s deficit for the three month and nine month periods ended December 31, 2019 and 2018, and cash flows for the nine month periods ended December 31, 2019 and 2018.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2019, as filed with the SEC on July 9, 2019.

(2)Summary of Significant Accounting Policies

Basis of Accounting - The basis is United States generally accepted accounting principles.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Power Blockchain, which is presently inactive.

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

Revenue recognition - The Company has not recorded any revenues since inception through December 31, 2019.  Should the Company have any revenues under contracts with customers, it will follow the five step accounting process for revenue recognition under ASC 606, Revenue from Contracts with Customers.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from estimates.

Recently Issued Accounting Pronouncements - In the three months ended December 31, 2019, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from December 31, 2019 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 9).

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated any revenues and has suffered recurring losses totaling $3,290,271 since inception.  These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing. In order to obtain the necessary capital to sustain operations, Management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings. There can be no assurances, however, that the Company will be successful in obtaining such additional financing. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

(4)Intangible Assets

Effective November 15, 2019, the Company entered into a sublicense agreement with Texas MDI, Inc. (“TMDI”), a Texas corporation, (the "Agreement") granting the Company access to certain technology regarding the RxoidTM metered dose inhaler that TMDI has licensed from a third party.  In conjunction with execution of the Agreement, the Company simultaneously issued a total of 140,000,000 shares of its Common Stock to TMDI, in consideration of the sublicense rights granted to the Company in this transaction.  Such rights were transferred as a result of extensive third party negotiations between the Company and TMDI and have been recorded as the acquisition of an intangible asset in the amount of $140,000 based on the par value of the shares issued.

During the term of the Agreement, the Company is required to reimburse TMDI to the extent that TMDI is required to make any payments to the licensor, pursuant to its license agreement with a third party.  Accordingly, the Company has an obligation to reimburse TMDI in the amount of $200,000 as a license fee covering the first two years of the Agreement. The Company has partially satisfied this obligation by making an equipment purchase on behalf of the licensor in the amount of $135,000, and has agreed to pay the remaining license fee of $65,000 in cash within a 24 month period (for which, the Company has recorded a liability for the unpaid portion of this amount in accounts payable as of December 31, 2019). The Company has recorded the entire $200,000 license fee as an intangible asset and is amortizing it to expense on a straight-line basis over a 24 month period (of which, $12,500 was amortized in the three month period ended December 31, 2019).

(5)Notes Payable

As of December 31, 2019 and March 31, 2019, the Company had the following note payable obligations:

	December 31,	March 31,
	2019	2019
Convertible promissory notes issued to two accredited investors, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	$300,000	$-

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	165,240	2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	756,535	741,035

Total notes payable	$1,221,775	$2,941,035

Future maturities of notes payable as of December 31, 2019 are as follows:

Year ending December 31, 2020	$906,535
Year ending December 31, 2021	-
Year ending December 31, 2022	-
Year ending December 31, 2023	165,240
Year ending December 31, 2024	150,000
$1,221,775

Effective November 15, 2019, the following transactions took place in the Company’s notes payable:

•The Company entered into new promissory notes with two accredited investors under which the Company borrowed a total of $300,000, with such notes maturing in one to five years, accruing interest at 5% per annum, and being convertible into common stock at a conversion price of $0.05 per share.

•The two holders of outstanding convertible notes payable elected to exercise their existing rights to convert a portion of their notes into shares of common stock, at the stated conversion ratio of $0.13 per share.  The two holders converted a total principal amount of $2,034,760 into a total of 15,652,000 shares of common stock leaving the remaining total principal balance of $165,240 unconverted.

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company has raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest shall be converted into common stock at a conversion price of $0.05 per share.

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(6)Stockholders’ Equity

There have been no issuances of stock options or warrants.  However, in March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock.  The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.

(7)Related Party Transactions

The Company does not lease or rent any property.  Office services have been provided without charge by a director. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

(9)Subsequent Events

As previously indicated (see Note 1), the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.  At the same time, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect the following corporate actions:  (i) To increase the total authorized shares of Common Stock of the Company from 200 million shares to 750 million shares; (ii) To authorize future issuances of “blank check” Preferred Stock of the Company of 100 million shares; and (iii) To add customary indemnification and elimination of personal liability provisions for the Company’s directors, officers and certain other parties for whom such indemnification and elimination of personal liability is typically provided for by corporations organized under Nevada law.

On March 27, 2020, the Company filed a Form 8-K to report a change in the Company’s independent registered public accounting firm, which became effective immediately.

Since December 31, 2019 and through the date of this report, the entire global economy has been substantially impacted by the coronavirus pandemic which began in China and has spread to the United States and most other parts of the world. As disclosed in Note 1, the Company has adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently sublicensed from a third party. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but would not necessarily be limited to, one or more of the following factors:

•A positive impact due to an increasing demand for consumer or medical products utilizing metered dose inhaler technology

•A negative impact due to rising bottlenecks in the supply chain of goods and services needed to pursue the Company’s new business strategy

•A negative impact due to a contraction in the capital markets required to support the Company’s new business strategy

At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic.

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

Overview

Effective November 15, 2019, the Company and Texas MDI, Inc. (“TMDI”), a Texas corporation, entered into a sublicense agreement (the "Agreement") whereby the Company acquired access to certain technology regarding the RxoidTM metered dose inhaler that TMDI has licensed from EM3 Methodologies, LLC (“EM3”) under the EM3 Exclusive License Agreement (the “EM3 Exclusive License Agreement”).  The term of the Agreement is from November 15, 2019 until expiration of the EM3 Exclusive License Agreement.  The expiration date of the EM3 Exclusive License Agreement is October 1, 2021, however, it is renewable for successive two year terms, subject to the payment of additional consideration by TMDI to EM3.

Pursuant to the EM3 Exclusive License Agreement, TMDI has obtained an exclusive license from EM3 to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize the Licensed Products (as defined) using EM3’s proprietary Desirick Procedure which enables the production of a so-called metered dose inhaler (“MDI”) using hemp cannabinoid derivatives under the RxoidTM brand or on a white label basis. The MDI is a proven medical technology which is a complete replacement for vape cartridges and e-cigarettes without the typical dangers to cannabinoid (“CBD”) users. A cannabinoid MDI which is properly developed and manufactured delivers medication directly to a user’s blood stream through the pulmonary tract.  MDI’s are generally sterile, stable, will not oxidize and have a long shelf life not affected by light or temperature. MDI’s require neither heat or batteries. MDI’s are efficient devices to deliver medication to humans whether systemically or topically. Bioavailability of the Company’s MDI approaches 98%. The Company uses only FDA listed consumables (cans, valves, actuators, and propellant) and equipment in compliance with current good manufacturing processes (“cGMP”) to produce their products.  All excipients have long been held to be GRAS for inhalation. The Company currently has over a dozen proprietary blends of CBD containing CBG and/or proprietary terpenes to help support many common complaints such as pain, inflammation, anxiety, sleep, exercise, recovery and allergies. The Company makes no claims that any of its products have any therapeutic benefits or that they treat any diseases.

During the term of the Agreement, the Company shall be required to reimburse TMDI to the extent that TMDI is required to make any payments to EM3, pursuant to the EM3 Exclusive License Agreement, as a result of the Agreement. The Company’s obligation to make such reimbursements to TMDI is conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments.

With execution of the Agreement, the Company has adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI with prospective healthcare providers, pharmacies and other parties in the States of Texas, California, Florida and Nevada.  Although the license with EM3 is exclusive to these four (4) states, RxoidTM may be marketed and produced world-wide on a non-exclusive basis where legal.  Simultaneously, the Company exited from its previous operations in the bitcoin mining business, which had been suspended since the middle of 2018.

Results of Operations

The following discussion reflects the Company’s operating and other expenses for the three month and nine month periods ended December 31, 2019 and 2018, as reported in our consolidated financial statements and notes thereto included in Item 1.

Three months ended December 31, 2019 versus three months ended December 31, 2018

General and administrative expenses for the three months ended December 31, 2019 were $129,367 compared to $34,025 for the three months ended December 31, 2018.  This increase was due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI.

Amortization expense for the three months ended December 31, 2019 was $12,500 compared to zero for the three months ended December 31, 2018.  This increase was due to the Company’s initial amortization of its obligation to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Interest expense for the three months ended December 31, 2019 was $34,823 versus $45,752 for the three months ended December 31, 2018.  This decrease was due to lower level of outstanding borrowings following the partial conversion of convertible notes payable into common stock in November 2019.

Gain on sale of Bitcoin for the three months ended December 31, 2019 was zero versus $1,380 for the three months ended December 31, 2018.  This decrease was due to the sale of all of the Company’s internally-generated Bitcoin in November 2018.

Nine months ended December 31, 2019 versus nine months ended December 31, 2018

General and administrative expenses for the nine months ended December 31, 2019 were $173,247 compared to $150,175 for the nine months ended December 31, 2018.  This increase was due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI.

Amortization expense for the nine months ended December 31, 2019 was $12,500 compared to zero for the nine months ended December 31, 2018.  This increase was due to the Company’s initial amortization of its obligation to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Interest expense for the nine months ended December 31, 2019 was $127,689 versus $134,729 for the nine months ended December 31, 2018.  This decrease was due to lower level of outstanding borrowings following the partial conversion of convertible notes payable into common stock in November 2019.

Gain on sale of Bitcoin for the nine months ended December 31, 2019 was zero versus $1,380 for the nine months ended December 31, 2018.  This decrease was due to the sale of all of the Company’s internally-generated Bitcoin in November 2018.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities for the nine months ended December 31, 2019 was $46,551 compared to $95,698 for the nine months ended December 31, 2018. This net decrease was largely due to the impact of non-cash stock compensation expense on the level of general and administrative expenses in the nine months ended December 31, 2019, compared to the prior period.

Investing activities.  Net cash used in investing activities for the nine months ended December 31, 2019 was $145,151 compared to zero for the nine months ended December 31, 2018.  This increase was due to the Company’s obligation to reimburse TMDI in the total amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Financing activities. Net cash provided by financing activities was $315,500 for the nine months ended December 31, 2019 compared to $92,200 for the nine months ended December 31, 2018.  This increase was largely due to the new convertible debt borrowings in the amount of $300,000 that were made in November 2019 in conjunction with the execution of the Agreement with TMDI and the adoption of a new business strategy focused on the RxoidTM inhaler.

We have generated no revenues from either our past or newly adopted business operations.  Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through other collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not generated any revenues and has suffered recurring losses totaling $3,290,271 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

As of December 31, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our internal controls over financial reporting which encompasses our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2019, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting. Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended December 31, 2019.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer

March 31, 2020