Form 10-K
period 2020-03-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2020-06-29
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

________________________________________

FORM 10-K

________________________________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020	Commission File Number: 000-55018

Rapid Therapeutic Science Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5580 Peterson Ln., Suite 200

Dallas, TX 75240

(800) 497-6059

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

The aggregate market value of the registrant’s voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $71,400. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of June 29, 2020 was 160,156,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We make forward-looking statements under the “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report.

You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Report to conform our prior statements to actual results or revised expectations, and we do not intend to do so, except as otherwise provided by law.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “RTSL”, refer specifically to Rapid Therapeutic Science Laboratories, Inc. and its consolidated subsidiary.

In addition, unless the context otherwise requires and for the purposes of this Report only:

•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

PART I

References in this Annual Report on Form 10-K to the “Company”, “we”, “our” and “us” are used herein to refer to Rapid Therapeutic Science Laboratories, Inc.

ITEM 1. BUSINESS

Overview

Effective November 15, 2019, the Company and Texas MDI, Inc. (“TMDI”), a Texas corporation, entered into a sublicense agreement (the “Agreement”) whereby the Company acquired access to certain technology regarding the RxoidTM metered dose inhaler that TMDI has licensed from EM3 Methodologies, LLC (“EM3”) under the EM3 Exclusive License Agreement (the “EM3 Exclusive License Agreement”). The term of the Agreement is from November 15, 2019 until expiration of the EM3 Exclusive License Agreement. The expiration date of the EM3 Exclusive License Agreement is October 1, 2021, however, it is renewable for successive two-year terms, subject to the payment of additional consideration by TMDI to EM3 or meeting certain continuing volume commitments. In conjunction with execution of the Agreement, the Company issued a total of 140,000,000 shares of Common Stock to TMDI.

Pursuant to the EM3 Exclusive License Agreement, TMDI has obtained an exclusive license from EM3 to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize the Licensed Products (as defined) using EM3’s proprietary Desirick Procedure which enables the production of a so-called metered dose inhaler (“MDI”) using hemp cannabinoid derivatives under the RxoidTM brand or on a white label basis. The MDI is a proven medical technology which is a complete replacement for vape cartridges and e-cigarettes without the typical dangers to cannabinoid (“CBD”) users. A cannabinoid MDI which is properly developed and manufactured delivers medication directly to a user’s blood stream through the pulmonary tract.  MDI’s are generally sterile, stable, will not oxidize and have a long shelf life not affected by light or temperature. MDI’s require neither heat or batteries. MDI’s are efficient devices to deliver medication to humans whether systemically or topically. Bioavailability of the Company’s MDI approaches 98%. The Company uses only FDA listed consumables (cans, valves, actuators, and propellant) and equipment in compliance with current good manufacturing processes (“cGMP”) to produce their products.  All excipients have long been held to be GRAS for inhalation. The Company currently has over a dozen proprietary blends of CBD some of which contain CBG and/or proprietary terpenes to help support many common complaints such as pain, inflammation, anxiety, sleep, exercise, recovery and allergies. The Company makes no claims that any of its products have any therapeutic benefits or that they treat any diseases.

During the term of the Agreement, the Company shall be required to reimburse TMDI to the extent that TMDI is required to make any payments to EM3, pursuant to the EM3 Exclusive License Agreement, as a result of the Agreement. The Company’s obligation to make such reimbursements to TMDI is conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company has an obligation to reimburse TMDI in the amount of $200,000 as a license fee covering the first two years of the Agreement. The Company has partially satisfied this obligation by making an equipment purchase on behalf of the licensor in the amount of $135,000, and has agreed to pay the remaining license fee of $65,000 in cash within a 24 month period (for which, the Company has recorded a liability for the unpaid portion of this amount in accounts payable as of March 31, 2020). The Company has recorded the entire $200,000 license fee as an intangible asset and the amount is being amortized to expense on a straight-line basis over a 24-month period (of which, $37,500 was amortized in the period from November 15, 2019 to March 31, 2020).

With execution of the Agreement, the Company has adopted a new business strategy focused on developing potential commercial opportunities in the greater aerosol manufacturing space not limited to cannabinoids. This business strategy will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI. The market for such products includes, but is not limited to, prospective healthcare providers, pharmacies and other parties such as major retailers and wholesale medical distributors. Finally, the Company will utilize a robust direct marketing campaign on the internet, where legal. Although the sub-license with EM3 is exclusive to manufacturing in the States of Texas, California, Florida and Nevada, RxoidTM or any other aerosol product manufactured by the Company related to the licensed technology may be marketed and produced world-wide on a non-exclusive basis, where legal.  Simultaneously, the Company exited from its previous operations in the bitcoin mining business, which had been suspended since the middle of 2018.

Corporate History

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since the time of our incorporation until February 2018, our plan of operation was to re-build primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. In February 2018, we ceased this business and commenced our blockchain mining business through our acquisition of Power Blockchain, LLC (“Power Blockchain”) described below.

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the two owners of that company in exchange for the issuance of convertible notes in the aggregate principal amount of $2.2 million. Upon consummation of the exchange agreement, Power Blockchain became our wholly owned subsidiary. This transaction resulted in the transition from the Company’s business of repairing and selling wheelchairs to a new business of mining crypto-currency. On February 14, 2018, we were granted permission from the Kingdom of Lesotho in Africa to conduct crypto-currency mining operations in that country.  Shortly thereafter, we acquired and shipped a total of 70 owned crypto-currency miners to Lesotho in order to commence crypto-currency mining operations there. Due to rapidly declining economic and market conditions in that business, however, we were never able to commence any mining operations and decided to place our mining operations in suspense in the middle of 2018.

Effective November 15, 2019, the Company and TMDI entered into a sublicense agreement (the “Agreement”) granting the Company access to certain technology regarding the RxoidTM MDI inhaler that TMDI has licensed from a third party.  In conjunction with execution of the Agreement, the Company issued a total of 140,000,000 shares of Common Stock to TMDI, resulting in a change in control of the Company.  At the same time, the Company named Donal R. Schmidt, Jr., TMDI’s founder and president, as its Chairman and Chief Executive Officer.  The Company commenced its initial business operations under the new business strategy in early 2020.  In order to more closely represent and reflect the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.

Current Business Operations

Since our transaction with TMDI, we have operated as an innovative biotech company specializing in aerosol delivery of cannabinoids to the systemic blood stream though the pulmonary route of administration. We manufacture white label products as well as our own branded metered dose inhalers (MDI) under the Rxoid name using proprietary blends of pure cannabinoids such as cannabidiol (CBD) and/or cannabigerol (CBG). CBD is legal for human consumption in Texas and in many other states and foreign countries. The Company is also testing cannabinol (CBN) blends and psilocybin (i.e., a naturally occurring psychedelic prodrug compound produced by more than 200 species of mushrooms) where legal. The Company believes that it is unique in the MDI industry in that it does not use “full spectrum” oil or any other excipient not approved for human inhalation. The Company’s MDI are made using Food and Drug Administration (FDA) listed cans, valves, actuators, propellant and excipients. The Company uses no tetrahydrocannabinol (THC) in its core products. However, the Company does provide consulting for formulation of THC products for a fee in legal jurisdictions, although it has no direct ownership in any THC companies or products. These consulting efforts focus solely on medical marijuana and not recreational products. RTSL is certified by the Cannabinoid MDI Certification Board (CMDICB) with respect to manufacturing of its MDI.

The cannabis plant includes numerous chemicals called cannabinoids including CBD, CBG and CBN. Cannabidiol or (CBD) and Cannabigerol or (CBG) are a non-psychoactive cannabinoid. Cannabinol or (CBN) is an oxidative degradation product of THC.

The Company markets its MDI products directly to pharmacies and physicians who treat general anxiety disorder (GAD), post-traumatic stress disorder (PTSD) and other stress and anxiety disorders. In addition, the Company markets to health and wellness health providers that recommend CBD and/or CBG for support of pain and inflammation. The Company currently does not sell any psilocybin products and is only testing pulmonary delivery geometry of its formulations with limited pre-clinical trials.

We encourage all customers to do their own research regarding cannabinoids, the use of MDI’s and our products. We make no claims about therapeutic benefits of our products. None of our products are intended to diagnose, treat, cure or prevent any disease. Always consult a physician prior to using any cannabinoid product. If you experience any adverse reaction stop use immediately and seek appropriate medical attention. Our products are not approved by the FDA or under the Food Drug & Cosmetics Act (FD&C Act).

Regulation

The Controlled Substances Act (CSA), which became effective on May 1, 1971, is the statute establishing federal U.S. drug policy under which the manufacture, importation, possession, use, and distribution of certain substances is regulated. Under the CSA, drugs are placed into five ‘schedules’, based on varying qualifications. Two federal agencies, the Drug Enforcement Administration (DEA) and the Food and Drug Administration (FDA), determine which substances are added to or removed from the various schedules, provided that Congress can also amend the schedules through legislation.

Cannabis generally falls within one of two categories under federal law: marijuana or hemp. Cannabis typically falls under Schedule I of the CSA. Schedule I drugs are those that have the following characteristics according to the DEA: (1) the drug or other substance has a high potential for abuse; (2) the drug or other substance has no currently accepted medical treatment use in the U.S.; and (3) it has a lack of accepted safety for use under medical supervision.

Notwithstanding the above, on December 20, 2018, the Agriculture Improvement Act of 2018 (the “Farm Bill”) went into effect, which regulates agricultural programs ranging from income support to rural development. The Farm Bill also legalized hemp cultivation and declassified hemp as a Schedule I controlled substance. The Farm Bill defines “hemp” as any part or derivative of the cannabis sativa L. plant containing less than 0.3 percent THC by weight. This definition includes hemp plants that produce the concentrated liquid extract known as cannabidiol (or CBD) oil. CBD oil is currently legal in a significant number of states and has gained market acceptance as a wellness and anti-inflammation product.

Subsequent to the passage of the Farm Bill, the FDA made clear that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (FDCA) as well as other federal statutes. Therefore, any cannabis product marketed with a claim of therapeutic benefit, regardless of whether it is hemp-derived, must be approved by the FDA before it can be sold.

Separately, various states have recently begun changing their laws to allow for cannabis-related activities in compliance with such new state laws, which nonetheless still violate the CSA, which makes cannabis use and possession illegal as discussed above. To our knowledge, as of the date of this filing, 47 states have changed their laws to permit the use of cannabis for medical purposes. Many other states legally allow the use of CBD oil, provided that to our knowledge, CBD is still illegal in Idaho, Iowa and South Dakota.

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing cannabinol (CBD) under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019. Although the bill which is codified as Texas Health & Safety Code § 443 requires a $100 license application, the Texas Department of State Health Services has yet to set up the process to obtain the license for manufacture of legal hemp products. Regardless, the Company believes it is in complete compliance with all other requirements of § 443 and is prepared to submit its application for the license once the TDSHS website will accept the application. There is no expectation the Company will not be granted a license as it meets all known requirements.

While we believe our operations are compliant with applicable federal and state law, there are risks that our operations violate the CSA or other federal laws or state laws.

Additionally, as of the date of this report, and based upon publicly available information, while, to our knowledge the FDA has not taken any enforcement actions against CBD companies that do not make therapeutic claims, the FDA has sent warning letters to and brought enforcement actions against  companies demanding they cease and desist from the production, distribution, or advertising of CBD products, relating to instances that such CBD companies have made misleading and unapproved label claims.

Market

According to a report published in December 2019, by Grand View Research, entitled “Cannabidiol Market Size, Share & Trends Analysis Report By Source Type (Hemp, Marijuana), By Distribution Channel (B2B, B2C), By End Use, By Region, And Segment Forecasts, 2019 - 2025”, “[t]he global cannabidiol market was valued at USD 4.6 billion in 2018 and is expected to grow at a compound annual growth rate (CAGR) of 22.2% from 2019 to 2025.”

Competition

The market for the sale of CBD and other non-THC-based cannabis products is fragmented and intensely competitive. We plan to compete based upon the quality of our products and method of delivery and eventually on our brand name recognition. We expect that the quantity and composition of the competitive environment will continue to evolve as the industry matures and new customers enter the marketplace.

Employees

As of March 31, 2020, we had one permanent employee and two part-time contractors/consultants.

Legal Proceedings

We are not subject to any litigation.

ITEM 1A. RISK FACTORS

The following risks and uncertainties should be carefully considered in addition to the other information included in this Annual Report on Form 10-K. If any of the following occurs, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.

Risks Relating to Our Business

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.

We are not profitable and have incurred losses since our inception. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in pursuing the business of bitcoin mining and digital currency and were not successful in that business. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has sublicensed from a third party. We have yet to commence profitable operations in that business, therefore, the Company is continuing to incur operating losses. Even if we achieve profitability in the future by adopting this new business strategy, we may not be able to sustain profitability in subsequent periods.

We have a limited operating history and our business is in a relatively new consumer product segment, which is difficult to forecast.

The Company has a limited operating history, which can make it difficult for investors to evaluate our operations and prospects and may increase the risks associated with investment into the Company.  Our business plan is subject to all business risks associated with new business enterprises, including the absence of any significant operating history upon which to evaluate an investment. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new strategy and the competitive environment in which the Company will operate. It is possible that the Company will incur losses in the future. There is no guarantee that the Company will be profitable.

Additionally, our industry segment is relatively new, and is constantly evolving. As a result, there is a lack of available information with which to forecast industry trends or patterns. There is no assurance that sustainable industry trends or preferences will develop that will lead to predictable growth or earnings forecasts for individual companies or the industry segment as a whole. We are also unable to determine what impact future governmental regulation may have on trends and preferences or patterns within our industry segment.

We require additional financing, and we may not be able to raise funds on favorable terms or at all.

We anticipate requiring further funds in the future to meet our obligations. The sources of additional capital are expected to be equity investments and potentially notes payable. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

•additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current shareholders;

•loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

•the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

•if we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

Additionally, we may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our shareholders.  For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We will be substantially dependent on continued market acceptance and proliferation of consumers of cannabis related products. We believe that as cannabis, hemp and hemp-derived CBD becomes more accepted, the stigma associated with these sectors will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the cannabis space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the industry will adversely affect our business operations.

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

We are a new business operating in a relatively new market sector. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our Company will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

Changes in public opinion and perception could negatively affect our business operations.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States or elsewhere. Public opinion and support for cannabis and cannabis products has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing cannabis and cannabis products, it remains a controversial issue subject to differing opinions surrounding the level of legalization. A negative shift in the public’s perception of cannabis and cannabis products in the United States or any other applicable jurisdiction could negatively affect current or future legislation or regulation.

Our change in our business strategy and name could subject us to increased SEC scrutiny.

We previously were engaged in the business of crypto-currency mining under our former corporate name. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has sublicensed from a third party. In January 2020, we changed our corporate name to more closely reflect this new business strategy. The SEC has announced that it is scrutinizing public companies that change their name or business model in a bid to capitalize upon the hype surrounding new and emerging technologies, and has suspended trading of certain of such companies. As a result, we could be subject to substantial SEC scrutiny that could require devotion of significant management and other resources and potentially have an adverse impact on the trading of our stock.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and may have an adverse impact on our performance and results of operations.

The recent outbreak of the novel coronavirus, or COVID-19, which has been declared by the World Health Organization (WHO) to be a “pandemic”, has spread across the globe and is impacting worldwide economic activity. COVID-19 has severely restricted the level of economic activity around the world. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities.  The governments of many countries, states, cities and other geographic regions have taken such preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries.  The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain. Additionally, the increased global demand on shipping and transport services may cause us to experience delays in the future which could impact our ability to obtain materials or deliver our products in a timely manner.  These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations.

So long as measures to combat COVID-19 stay in effect, there is the possibility that COVID-19 will negatively affect our results of operations. The global impact of COVID-19 continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

Even after the pandemic subsides, our business could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a decline in discretionary spending.  Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing.  If increased levels of volatility continue, there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our common stock.

The long-term health impacts associated with use of cannabis derivative products are unknown.

Although there is a long history of human consumption of cannabis, there is little in the way of studies on the long-term effects of cannabis products use on human health. As such, there are inherent risks associated with using the Company’s cannabis products. Previously unknown or unforeseeable adverse reactions arising from human consumption of cannabis products may occur and consumers should consume cannabis products at their own risk or in accordance with the direction of a health care practitioner.

Our products may be subject to recalls for a variety of reasons.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. Additionally, if any of the products produced by us were subject to recall, the reputation and goodwill of that product and/or us could be harmed.  A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Furthermore, any product recall affecting the cannabis industry more broadly could lead consumers to lose confidence in the safety and security of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to product liability regarding our products, which could result in costly litigation and settlements.

As a distributor of cannabis products, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition of the Company.

The cannabis industry faces strong opposition.

It is believed by many that large, well-funded businesses may have a strong economic opposition to the cannabis industry. The cannabis industry could face a material threat from the pharmaceutical industry, should cannabis displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that has greater funding then the cannabis industry. Any inroads the pharmaceutical industry could make in halting or impeding the cannabis industry would harm our business, prospects, results of operation and financial condition.

The results of future clinical research may negatively impact our business.

Research in the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC) remains in early stages.  There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC).  Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition, results of operations or prospects.

The lack of reliable data on the cannabis industry may negatively impact our results of operations.

As a result of recent and ongoing regulatory and policy changes in the cannabis industry, the market data available is limited and unreliable. Federal, and state laws prevent widespread participation and hinder market research.  Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this document.

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated and are subject to various laws, regulations and guidelines by governmental authorities (including, in the U.S., the Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), Drug Enforcement Administration (DEA) and Federal Trade Commission (FTC) and analogous state agencies) relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Our products are not approved by the FDA or under the Food Drug & Cosmetics Act (FD&C Act). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products.  The cannabis industry is still a new industry. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.  For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; and the U.S. Patent and Trademark Office (USPTO) is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA, FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business and financial results. In the United States, failure to comply with FDA and USDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications. To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business and financial condition.

Cannabis companies are subject to recent SEC investor fraud alerts and have been under greater scrutiny by the SEC than companies in other industries.

The SEC has issued an investor alert cautioning investors that scam artists often exploit “hot” industries to trick investors, including by making false promises of high returns with low risks, and that the SEC regularly receives complaints about marijuana-related investments. Consequently, such companies and offerings are often subject to heightened regulatory scrutiny. Regulators in various states in the United States have requested additional information on cannabis company financings and in some cases have issued subpoenas for additional information.  Due to these concerns the Company may face more scrutiny than it would if the Company was in another industry, and may become subject to proceedings, fines, and penalties in the future.

We are constrained by law in our ability to market and advertise our products.

Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate.  In the United States, our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the Federal Food, Drug, and Cosmetic Act and USDA, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws. Some U.S. states also permit content, advertising and labeling laws to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, Class Action certifications, class wide damages and recalls of products sold by us. There has also been a recent increase in private litigation that seeks, among other things, relief for consumers, Class Action certifications, class wide damages and recalls of products. We could become a target of such private Class Action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

Risks Relating to Our Common Stock

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We will need to raise additional funds to expand our operations or finance acquisitions by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common stock. Our recently amended articles of incorporation authorize us to issue up to 750,000,000 shares of common stock and up to 100,000,000 shares of “blank check” preferred stock. Future issuances of common stock or of certain types of preferred stock could reduce your influence over matters on which stockholders vote and could be dilutive to earnings per share.

Shares issuable upon the conversion of convertible notes may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

In conjunction with the execution of the Agreement with TMDI in November 2019, the Company entered into the following transactions involving convertible notes payable: (i) The Company entered into new promissory notes with two accredited investors under which the Company borrowed a total of $300,000, with such notes maturing in five years, accruing interest at 5% per annum, and being convertible into common stock at a conversion price of $0.05 per share; and (ii) The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company has raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest shall be converted into common stock at a conversion price of $0.05 per share. Besides these two recent transactions, the Company has outstanding convertible notes payable, at a conversion ratio of $0.13 per share, remaining from an earlier issuance in the principal balance of $165,240.

To the extent that the holders of any of the foregoing notes elect to convert them into shares of common stock, there will be dilution to existing stockholders.

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The concentration of our common stock ownership by our current management will limit your ability to influence corporate matters.

Our directors and executive officers beneficially own and are able to vote in the aggregate 87.7% of our outstanding common stock. As such, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock.  This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial.  In addition, such concentrated control could discourage others from initiating changes of control.  In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

There is no material public market for our common stock.

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets; provided that there is currently no information available about the Company. We currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

•actual or anticipated variations in our results of operations;

•our ability or inability to generate revenues;

•the number of shares in our public float;

•increased competition; and

•conditions and trends in the market for our services and products.

Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public disclosures, industry information, and those business valuation methods commonly used to value private companies.

Additionally, the market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate revenues, and conditions and trends in the industries in which our customers are engaged.

In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Stockholders may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company stockholders to sell their securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since November 2019, our corporate and executive offices have been located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company.  The Company anticipates that this arrangement will continue to be satisfactory for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Market.  From February 28, 2018 until January 20, 2020, our stock was quoted under the symbol “MINR”. Effective January 21, 2020, our symbol was changed to “RTSL”.

We have an extremely illiquid market for our common stock and there have been only very few trades of our common stock since it was cleared for quotation. Based on such sporadic trades, the Company does not believe that the inclusion in this Report of high and low bid information for each full quarterly period within the two most recent fiscal years would be of any use to readers and/or that such information accurately reflects the value of the Company’s common stock.

Holders

As of June 29, 2020, there were approximately 45 holders of record of our common stock. In addition, we believe that additional beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at March 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities (by class) remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-	-	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,000,000

(1)Represents shares of common stock that may be issuable under our 2018 Stock Plan, which has been approved by our stockholders.  As of March 31, 2020, no securities had been issued pursuant to the 2018 Stock Plan.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended March 31, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, other than as described below.

Effective November 15, 2019, the following transactions took place in the Company’s notes payable:

•The Company entered into new promissory notes with two accredited investors under which the Company borrowed a total of $300,000, with such notes maturing in five years, accruing interest at 5% per annum, and being convertible into common stock at a conversion price of $0.05 per share.

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

As described above, in November 2019, in connection with the entry into the Agreement, the Company issued a total of 140,000,000 shares of Common Stock to TMDI, resulting in a change in control of the Company.

In the quarter ended March 31, 2020, the Company undertook a private offering of its common stock to two separate accredited investors. Under this offering, an initial 1,000,000 shares were sold to the first investor in January 2020 at an offering price of $0.05 per share, resulting in gross proceeds of $50,000, and another 100,000 shares were sold to the second investor in March 2020 at an offering price of $0.25 per share, resulting in gross proceeds of $25,000.

Additionally, the Company awarded a total of 1,600,000 shares of common stock to three individual consultants and a company in the quarter ended March 31, 2020 as compensation for services.  Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the first 1,500,000 shares at a price of $0.05 per share, for total non-cash compensation expense of $75,000, and the last 100,000 shares at a price of $0.25 per share, for total non-cash compensation expense of $25,000.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act for such issuances (except for the issuances in connection with the conversion of the convertible notes, discussed below), since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.  The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such issuances in connection with the conversion of the convertible notes, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

Overview

Effective November 15, 2019, the Company and TMDI entered into the Agreement granting the Company access to certain technology regarding the RxoidTM MDI inhaler that TMDI has licensed from a third party.  In conjunction with execution of the Agreement, the Company issued a total of 140,000,000 shares of Common Stock to TMDI, resulting in a change in control of the Company.  At the same time, the Company named Donal R. Schmidt, Jr., TMDI’s founder and president, as its Chairman and Chief Executive Officer. The Company commenced its initial business operations under the new business strategy in early 2020. In order to more closely represent and reflect the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.

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

With execution of the Agreement, the Company has adopted a new business strategy focused on developing potential commercial opportunities in the greater aerosol manufacturing space not limited to cannabinoids. This business strategy will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI. The market for such products includes, but is not limited to, prospective healthcare providers, pharmacies and other parties such as major retailers and wholesale medical distributors. Finally, the Company will utilize a robust direct marketing campaign on the internet, where legal.  Although the sub-license with EM3 is exclusive to manufacturing in the States of Texas, California, Florida and Nevada, RxoidTM or any other aerosol product manufactured by the Company related to the licensed technology may be marketed and produced world-wide on a non-exclusive basis, where legal.  Simultaneously, the Company exited from its previous operations in the bitcoin mining business, which had been suspended since the middle of 2018.

Results of Operations

The following discussion pertains to the Company’s operating and other expenses for the years ended March 31, 2020 and 2019, as reported in our consolidated financial statements and notes thereto included in Item 8.

Revenues – The Company commenced online sales of its inhaler products.in January 2020.  The initial revenues from such sales in the year ended March 31, 2020 were $9,139 compared to zero for the year ended March 31, 2019.  Revenues from online sales of the Company’s inhaler products are expected to gradually increase in the future.

Cost of Goods Sold – Cost of goods sold for the year ended March 31, 2020 were $7,155 compared to zero for the year ended March 31, 2019.  The cost of goods sold in the fiscal 2020 period reflected the initial cost of procuring inhalers and related products and supplies for resale and resulted in gross profit of approximately 22%.

General and Administrative Expense - General and administrative expenses for the year ended March 31, 2020 were $397,487 compared to $169,690 for the year ended March 31, 2019.  This increase was due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI.

Amortization Expense - Amortization expense for the year ended March 31, 2020 was $37,500 compared to zero for the year ended March 31, 2019. This increase was due to the Company’s initial amortization of its obligation to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Interest Expense - Interest expense for the year ended March 31, 2020 was $191,581 compared to $180,531 for the year ended March 31, 2019. This increase was due to more days of outstanding borrowings in current year relative to prior year.

Other - Gain on sale of Bitcoin for the year ended March 31, 2020 was zero compared to $1,380 for the year ended March 31, 2019. This decrease was due to the non-recurring sale of all of the Company’s internally-generated Bitcoin in November 2018.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the year ended March 31, 2020 was $190,544 compared to $106,663 for the year ended March 31, 2019. This net increase was largely due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy in the year ended March 31, 2020, as further noted above.

Investing activities.  Net cash used in investing activities for the year ended March 31, 2020 was $155,075 compared to zero for the year ended March 31, 2019. This increase was due to the Company’s obligation to reimburse TMDI in the total amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Financing activities.  Net cash provided by financing activities for the year ended March 31, 2020 was $480,500 compared to $95,700 for the year ended March 31, 2019. This increase was largely due to; (i) The new convertible debt borrowings in the amount of $300,000 that were made in November 2019 in conjunction with the execution of the Agreement with TMDI and the adoption of a new business strategy focused on the RxoidTM inhaler; (ii) A private offering of common stock in early 2020 in the amount of $75,000; and (iii) An equity subscription agreement funded in early 2020 in the amount of $90,000.

As disclosed in Note 6, the Company has incurred long-term debt obligations for various borrowings made in the following amounts:  (i) $300,000 for new convertible notes issued in conjunction with execution of the Agreement with TMDI in November 2019;  (ii) $165,240 for residual convertible notes remaining from the acquisition of Power Blockchain in February 2018;  and (iii) $756,565 for subsequent borrowings made to cover overhead and other costs related to the Company’s former bitcoin mining business. The following table sets forth the contractual obligations under our long-term debt agreements as of March 31, 2020 (in thousands):

		Payments Due By Period
	Total	2021	2022-2023	2024-2025	After 2025

Long-term debt	$1,222	$907	$165	$150	$-
Interest on long-term debt	468	400	45	23	-

Total	$1,690	$1,307	$210	$173	$-

We have not generated a net profit from our initial online sales of our inhaler products beginning in early 2020. Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial revenue from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has reported net losses from continuing operations in the last two years and has suffered recurring losses totaling $3,601,419 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Recent Developments

Coronavirus Pandemic (Covid 19)

Since December 31, 2019 and through the date of this report, the entire global economy has been substantially impacted by the coronavirus pandemic which began in China and has spread to the United States and most other parts of the world. As disclosed in Note 1, the Company has adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently sublicensed from a third party. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 27, 2020, the Board of Directors of the Company dismissed Prager Metis CPAs LLP (“Prager”) as the Company's independent registered public accounting firm. The Company's Board of Directors recommended and approved the engagement by the Company of PWR CPA, LLP (“PWR”) to serve as the Company's independent registered public accounting firm, effective March 27, 2020.

The report of Prager on the financial statements of the Company as of and for the fiscal year ended March 31, 2019, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's fiscal year ended March 31, 2019, and the subsequent interim period from April 1, 2019 to the date of dismissal of Prager, there were no disagreements between the Company and Prager on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Prager, would have caused Prager to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements.

During the Company's fiscal year ended March 31, 2019, and the subsequent interim period from April 1, 2019 to the date of the dismissal of Prager, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the Company's fiscal years ended March 31, 2019 and 2018, and the subsequent interim period from April 1, 2019 to the date of engagement of PWR, the Company did not consult with PWR regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020.  In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, as of March 31, 2020, and continue to be ineffective.  To the extent practical in light of its current financial condition, the Company will consider expanding financial reporting resources in the future.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, with respect to our current directors and executive officers as of June 29, 2020.

Directors serve until the next annual meeting of the shareholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock or options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Name	Position
Donal R. Schmidt, Jr.	Director, President and Chief Executive Officer
D. Hughes Watler, Jr.	Director and Chief Financial Officer

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Donal R. Schmidt, Jr.  Donal R. Schmidt, Jr. is the founder and President of TMDI. Mr. Schmidt is an attorney and Certified Public Accountant with substantial combined business experience in both fields. In addition to earning a law degree, he has received advanced degrees in finance and accounting and has worked in public accounting with one of the largest national accounting firms. He has previously run several successful public companies.  In conjunction with his founding of TMDI, he has gained significant experience as an attorney and entrepreneur in the cannabinoid industry.

D. Hughes Watler, Jr.  D. Hughes Watler, Jr. is a Certified Public Accountant and has been an independent financial and accounting consultant since 2017. From 2007 to 2017, he served as the Chief Financial Officer of Stack-It Storage, Inc. (OTCBB: STAK) and predecessor companies. He previously served as Senior Vice President & Chief Financial Officer of Goodrich Petroleum Corporation (NYSE: GDP) from 2003 to 2006 and as a financial officer of several other public and private energy companies from 1992 to 2003. Prior thereto, he was an audit partner with Price Waterhouse LLP and was on the firm’s audit staff.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors with greater than ten percent beneficial ownership are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all reports were filed for the fiscal year, except that Donal R. Schmidt, Jr. and D. Hughes Watler, Jr. failed to file Form 3s in connection with their appointment as officers of the Company on November 15, 2019, and these Form 3s remain outstanding.

ITEM 11. EXECUTIVE COMPENSATION

Effective November 15, 2019, our board of directors appointed Donal R. Schmidt, Jr. and D. Hughes Watler, Jr. as the sole members of our board of directors and as executive officers of the Company. Messrs. Schmidt and Watler replaced Brent Willson and Steve Bond who had served in the same capacities since January 29, 2018.

The Company has not entered into any employment agreements with either Mr. Schmidt or Mr. Watler. Since November 15, 2019, Mr. Schmidt has spent a material portion of his time on his duties with the Company but has not been compensated for his services. Since November 15, 2019, Mr. Watler has spent only a portion of his time on his duties with the Company, and has been compensated on an hourly basis for his services.

Shown in the table below are the compensation amounts attributable to our named executive officers for the fiscal years ended March 31, 2020 and 2019, which consist of all individuals that served as our principal executive officer during the fiscal years and our most highly compensated other executive officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock award ($)(1)	Total ($)
Donal R. Schmidt, Jr., Chief Executive Officer (2)	2020	22,500	-0-	-0-
Brent Willson, Chief Executive Officer (3)	2019	23,486	32,250	55,736

D. Hughes Watler, Jr., Chief Financial Officer (4)	2020	10,200	-0-	10,200
Steve Bond, Chief Financial Officer (3)	2019	18,357	10,750	29,107

(1)Represents the amortized portion of the grant date fair value of the stock awards granted calculated in accordance with FASB ASC Topic 718, Stock Compensation. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, based on the stock value rather than an amount paid to or realized by the executive officer. For a description of these stock awards, see Note 5 to the Company’s consolidated financial statements.

(2)The amount shown for Donal R. Schmidt, Jr. represents the amount paid by the Company for his services in the period from November 15, 2019 to March 31, 2020, in his capacity as a contractor, not as an employee.

(3)The amounts shown for Brent Willson and Steve Bond represent amounts paid by the Company to each of them (or to his personal consulting company, in the case of Col Willson) in the year ended March 31, 2019, in their capacities as contractors, not as employees.

(4)The amount shown for D. Hughes Watler, Jr. represents the amount accrued, but not yet paid, by the Company for his services in the period from November 15, 2019 to March 31, 2020, in his capacity as a contractor, not as an employee.

Equity Awards

The Company: (i) did not grant any stock options to its executive officers or directors from inception through fiscal year end March 31, 2020 and March 31, 2019; (ii) did not have any outstanding equity awards as of March 31, 2020; and (iii) had no options exercised by its named executive officer in fiscal years ending March 31, 2020 and March 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of our common stock as of June 29, 2020 of (i) each person known to us to beneficially own more than 5% of our common stock, (ii) our directors, (iii) each named executive officer, and (iv) all directors and named executive officers as a group. As of June 29, 2020, there were a total of 160,156,000 shares of common stock outstanding. Each share of common stock is entitled to one vote on matters on which holders of voting stock of the Company are eligible to vote. The column entitled “Percent” shows the percentage of voting common stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of June 29, 2020, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Donal R. Schmidt, Jr. (1)	140,000,000	87.7
D. Hughes Watler, Jr.	-0-	-0-
Brent Willson (2)	750,000	*
Steve Bond (2)	250,000	*
Directors and Executive Officers as a Group (1)	140,000,000	87.7

(1)Includes 140,000,000 shares issued to Texas MDI, Inc. (“TMDI”), a Texas corporation, on November 15, 2019, in conjunction with the execution of a sublicense agreement between the Company and TMDI. Mr. Schmidt is the founder and President of TMDI, and has voting and dispositive control over the shares of Company common stock held by TMDI.

(2)Col Willson and Mr. Bond both resigned as directors and officers of the Company, effective November 15, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Office Space

Since November 2019, our corporate and executive offices have been located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company. The Company anticipates that this arrangement will continue to be satisfactory for the foreseeable future.

Director Independence

We are currently not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prager Metis CPA’s LLP (“Prager”), served as the Company’s independent registered public accounting firm for the year ended March 31, 2019 and for the subsequent period through March 26, 2020. Effective on that date, the Company dismissed Prager as the Company’s independent registered public accounting firm and engaged PWR CPA, LLC (“PWR”) as its new independent registered public accounting firm. Aggregate fees for professional services rendered by Prager and PWR for the fiscal years ended March 31, 2020 and 2019, were as follows:

	2020	2019
Audit and Quarterly Review Fees - Prager	$10,500	$14,500
Audit and Quarterly Review Fees - PWR	19,000	-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL	$29,500	$14,500

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

10.1**	Holly Brothers Pictures, Inc. 2018 Incentive Plan (incorporated by reference to Annex B to the Definitive Information Statement filed March 5, 2018)

10.2	Employment Agreement between Holly Brothers Pictures, Inc. and Brent Willson dated January 29, 2018 (incorporated by reference to exhibit 10.1 of the Form 8-K filed February 2, 2018)

10.3	Employment Agreement between Holly Brothers Pictures, Inc. and Steve Bond dated January 29, 2018 (incorporated by reference to exhibit 10.2 of the Form 8-K filed February 2, 2018)

10.4	Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018 (incorporated by reference to exhibit 10.3 of the Form 8-K filed February 2, 2018)

10.5	Form of promissory notes due July 31, 2018 issued effective January 25, 2018 (incorporated by reference to exhibit 10.5 of the Form 8-K filed February 2, 2018)

21	Subsidiaries of the Registrant Power Blockchain, LLC (Wyoming)

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

*Filed herewith.

**Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC

Date: June 29, 2020	By:	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donal R. Schmidt, Jr.	Chief Executive Officer, President, and Director	June 29, 2020
Donal R. Schmidt, Jr.	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer and Director	June 29, 2020
D. Hughes Watler, Jr.	(Principal Financial and Accounting Officer)

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rapid Therapeutic Science Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rapid Therapeutic Science Laboratories, Inc. (the “Company”), formerly, Holly Brothers Pictures, Inc., as of March 31, 2020 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at March 31, 2020, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PWR CPA, LLP

We have served as the Company’s auditor since 2020

Houston, Texas

June 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rapid Therapeutic Science Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rapid Therapeutic Science Laboratories, Inc. (the “Company”), formerly, Holly Brothers Pictures, Inc.,  as of March 31, 2019 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at March 31, 2019, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2019

El Segundo, California

July 9, 2019

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Balance Sheets

	March 31,
	2020	2019
Assets
Current assets:
Cash	$136,215	$1,334
Inventory	5,873	-
Total current assets	142,088	1,334

Intangible assets:
Sublicense agreement, net of accumulated amortization of $37,500	302,500	-

Total assets	$444,588	$1,334

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$64,577	$19,652
Equity subscription payable	90,000	-
Contract liabilities	32,000	-
Notes payable - related party	23,350	-
Notes payable - other	883,185	741,035
Accrued interest payable	400,720	209,140
Total current liabilities	1,493,832	969,827

Other liabilities:
Convertible notes payable	315,240	2,200,000
Total liabilities	1,809,072	3,169,827

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, no par value per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value per share, 750,000,000 and 200,000,000 authorized, 159,556,000 and 1,204,000 shares issued and outstanding	159,556	1,204
Additional paid in capital	2,414,718	144,477
Accumulated deficit	(3,601,419)	(2,976,835)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(1,364,484)	(3,168,493)

Total liabilities and stockholders’ deficit	$444,588	$1,334

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statements of Operations

	Year Ended March 31,
	2020	2019

Revenues	$9,139	$-
Cost of goods sold	7,155	-
Gross profit	1,984	-

Operating expenses:
General and administrative	397,487	169,690
Amortization expense	37,500	-
Total operating expenses	434,987	169,690

Other income (expense):
Interest expense	(191,581)	(180,531)
Gain on sale of Bitcoin	-	1,380
Total other income (expense)	(191,581)	(179,151)

Net loss	$(624,584)	$(348,841)

Net loss per share, basic and diluted	$(0.01)	$(0.29)

Weighted average shares outstanding, basic and diluted	60,024,614	1,204,000

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statement of Stockholders’ Deficit

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at March 31, 2018	1,204,000	$1,204	$101,477	$(2,627,994)	$(337,339)	$(2,862,652)

Stock compensation expense	-	-	43,000	-	-	43,000
Net loss	-	-	-	(348,841)	-	(348,841)

Balance at March 31, 2019	1,204,000	1,204	144,477	(2,976,835)	(337,339)	(3,168,493)

Stock issued for execution of sublicense agreement	140,000,000	140,000	-	-	-	140,000
Stock issued for conversion of notes payable	15,652,000	15,652	2,019,108	-	-	2,034,760
Private offering of common stock	1,100,000	1,100	73,900			75,000
Stock compensation expense	1,600,000	1,600	177,233	-	-	178,833
Net loss	-	-	-	(624,584)	-	(624,584)

Balance at March 31, 2020	159,556,000	$159,556	$2,414,718	$(3,601,419)	$(337,339)	$(1,364,484)

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(624,584)	$(348,841)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	178,833	43,000
Amortization expense	37,500	-
Inventory	(5,873)	-
Accounts payable - other	44,925	8,102
Accounts payable - related party	-	(3,400)
Accrued interest payable	191,580	180,531
Contract liabilities	32,000	-
Other, net	(44,925)	13,945
Net cash flows used in operating activities	(190,544)	(106,663)

Cash flows from investing activities:
Additions to sublicense agreement	(155,075)	-
Net cash flows used in investing activities	(155,075)	-

Cash flows from financing activities:
Issuance of notes payable to related parties	315,500	95,700
Private offering of common stock	75,000	-
Equity subscription payable	90,000	-
Net cash flows provided by financing activities	480,500	95,700

Net increase (decrease) in cash and cash equivalents	134,881	(10,963)
Cash and cash equivalents at beginning of period	1,334	12,297

Cash and cash equivalents at end of period	$136,215	$1,334

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash financing activities:
Stock issued for conversion of notes payable	$2,034,760	$-
Stock issued for execution of sublicense agreement	140,000	-
Conversion of notes payable for stock	(2,034,760)	-
Sublicense agreement	(140,000)	-
Accounts payable for addition to sublicense agreement	(44,925)	-

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Notes to Consolidated Financial Statements

March 31, 2020 and 2019

NOTE 1. General Organization and Business

Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs, and is considered to be an emerging growth company under applicable federal securities laws. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC (“Power Blockchain”) through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency. Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using inhaler technology that the Company has sublicensed from a third party as a result of the execution of a sublicense agreement with the sublicensor on that date (see Note 4). In conjunction with the adoption of the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020. At that time, the Company also commenced online sales of its inhaler products.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The basis is United States generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Power Blockchain, which is presently inactive.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.  The Company has not issued any options or warrants or similar securities that are presently exercisable.

Revenue Recognition

We account for revenue from contracts with customers in accordance with FASB Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided at a point in time or over a period of time.  Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Inventory

Inventory as of March 31, 2020, consists of inhalers and related products and supplies delivered to a location near the Company’s offices, and held for online sale to retail customers.  Inventory is stated at the lower of weighted average cost or market.

Intangible Assets

The Company amortizes the costs of any renewable license or sub-license agreements over the contractual terms of such renewable agreements.  For any license or sub-license agreements which do not require any renewal payments to be made, the Company performs periodic assessments in order to determine whether there has been any impairment in the carrying value of such intangible assets (see Note 4).

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes.  Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.  A valuation allowance is provided for the amount of deferred assets that, based on available evidence, are not expected to be realized.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1:The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability.  However, relatively few items, especially physical assets, actually trade in active markets.

Level 2:FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3:If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Subsequent Events

Management has evaluated any subsequent events occurring in the period from March 31, 2020 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 13).

NOTE 3. Going concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $3,601,419 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

NOTE 4. Intangible Assets

Effective November 15, 2019, the Company entered into a sublicense agreement with Texas MDI, Inc. (“TMDI”), a Texas corporation, (the “Agreement”) granting the Company access to certain technology regarding the RxoidTM metered dose inhaler that TMDI has licensed from a third party. In conjunction with execution of the Agreement, the Company simultaneously issued a total of 140,000,000 shares of its Common Stock to TMDI, in consideration of the sublicense rights granted to the Company in this transaction. The Company recorded the acquisition of an intangible asset in the amount of $140,000 based on the par value of the shares issued.

During the term of the Agreement, the Company is required to reimburse TMDI to the extent that TMDI is required to make any payments to the licensor, pursuant to its license agreement with a third party. Accordingly, the Company has an obligation to reimburse TMDI in the amount of $200,000 as a license fee covering the first two years of the Agreement. The Company has partially satisfied this obligation by making an equipment purchase on behalf of the licensor in the amount of $135,000, and has agreed to pay the remaining license fee of $44,925 in cash within a 24 month period (for which, the Company has recorded a liability for the unpaid portion of this amount in accounts payable as of March 31, 2020). The Company has recorded the entire $200,000 license fee as an intangible asset and is amortizing it to expense on a straight-line basis over a 24 month period (of which, $37,500 was amortized in the period from November 15, 2019 to March 31, 2020).

NOTE 5. Notes Payable

As of March 31, 2020 and 2019, the Company had the following long-term debt obligations:

	March 31,
	2020	2019
Convertible promissory notes issued to two accredited investors, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	$300,000	$-

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	165,240	2,200,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%.	756,535	741,035

Total notes payable	$1,221,775	$2,941,035

Future maturities of notes payable as of March 31, 2020 are as follows:

Year ending March 31, 2021	$906,535
Year ending March 31, 2022	-
Year ending March 31, 2023	165,240
Year ending March 31, 2024	150,000
Year ending March 31, 2025	-
$1,221,775

Effective November 15, 2019, the following transactions took place in the Company’s notes payable:

•The Company entered into new promissory notes with two accredited investors under which the Company borrowed a total of $300,000, with such notes maturing in five years, accruing interest at 5% per annum, and being convertible into common stock at a conversion price of $0.05 per share.

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

NOTE 6. Stockholders' Equity

Effective January 13, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to increase the total authorized shares of common stock of the Company from 200 million shares to 750 million shares and to authorize future issuances of “blank check” preferred stock of the Company of 100 million shares.

In the quarter ended March 31, 2020, the Company undertook a private offering of its common stock to two separate accredited investors. Under this offering, an initial 1,000,000 shares were sold to the first investor in January 2020 at an offering price of $0.05 per share, resulting in gross proceeds of $50,000, and another 100,000 shares were sold to the second investor in March 2020 at an offering price of $0.25 per share, resulting in gross proceeds of $25,000.

Additionally, the Company awarded a total of 1,600,000 shares of common stock to three consultants and a company in the quarter ended March 31, 2020 as compensation for services. Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the first 1,500,000 shares at a price of $0.05 per share, for total non-cash compensation expense of $75,000, and the last 100,000 shares at a price of $0.25 per share, for total non-cash compensation expense of $25,000.

In March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. The Company issued  warrants but none were exercised to date.

NOTE 7. Related Party Transactions

The Company does not lease or rent any property. In the years ended March 31, 2020 and 2019, office services were provided without charge by a director. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 “Income Taxes”. ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the year ended March 31, 2020, the Company had net operating loss carry forwards of approximately $445,700, after taking certain non-deductible items into account, as compared to $305,800 for the year ended March 31, 2019, that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2020 and March 31, 2019:

	2020	2019
Deferred tax assets:
Net operating loss carry forward	$93,600	$64,200

Total deferred tax assets	93,600	64,200
Less: valuation allowance	(93,600)	(64,200)
Net deferred tax assets	$-	$-

The cumulative valuation allowance for deferred tax assets for the year ending March 31, 2020 was $(246,200), as compared to $(152,600) for the same period last year. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2020. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(21.0%)
Valuation reserve	21.0%
Total	0%

As of March 31, 2020, we had a cumulative unused net operating loss carryover of approximately $1,172,400, after taking certain non-deductible items into account, that is available to offset future taxable income which expires beginning 2038. The availability of such net operating loss carryover to be offset against any future taxable income is significantly limited as a result of the change of control transaction that occurred in November 2019 (see Note 1). All prior tax years currently remain open.

NOTE 9. Commitments and Contingencies

In February 2020, the Company entered into an equity subscription agreement with a third party whereby the Company agreed to grant the third party 640,000 shares of restricted common stock and a large number of common stock purchase warrants, in exchange for a cash payment to the Company of $90,000, and the performance of certain other obligations. The terms and conditions of this memorandum agreement were subject to the negotiation of a definitive agreement between the parties. To date, the parties have not reached such a definitive agreement. Accordingly, the Company has recorded the $90,000 payment received from the third party as a current liability with the expectation that it will eventually either be converted into some form of equity, converted to a term loan, or refunded to the third party.

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

NOTE 13. Subsequent Events

Since December 31, 2019 and through the date of this report, the entire global economy has been substantially impacted by the coronavirus pandemic which began in China and has spread to the United States and most other parts of the world. As disclosed in Note 1, the Company has adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently sublicensed from a third party. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.   At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic.

In April 2020, the Company entered into private stock subscription agreements with two separate accredited investors whereby the Company sold a total of 280,000 shares to these two investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $70,000. Additionally, the Company issued another 320,000 shares to a consultant, as compensation for services.