Form 10-Q
period 2020-06-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2020-08-13
CIK 1575659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

Commission File No. 000-55018

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

RAPID THERAPEUTIC SCIENCE

LABORATORIES, INC.

(Exact Name of Registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

5580 Peterson Ln., Suite 200 Dallas, TX	75240
(Address of principal executive offices)	(zip code)

(800) 497-6059

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: [X] No: [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [X]     Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The number of shares outstanding of Common Stock, par value $0.001 per share, as of August 13, 2020 was 164,278,334 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

FORM 10-Q

June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Balance Sheets

	June 30, 2020	March 31, 2020
Assets	(unaudited)
Current assets:
Cash	$213,123	$136,215
Inventory	28,619	5,873
Total current assets	241,742	142,088

Intangible assets:
Sublicense agreement, net of accumulated amortization of $62,500 and $37,500	277,500	302,500

Total assets	$519,242	$444,588

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - other	$83,426	$64,577
Equity subscription payable	90,000	90,000
Contract liabilities	-	32,000
Notes payable - related party	23,350	23,350
Notes payable - other	890,233	883,185
Accrued interest payable	423,321	400,720
Derivative liability, at fair value	44,952	-
Total current liabilities	1,555,282	1,493,832

Other liabilities:
Convertible notes payable	315,240	315,240
Total liabilities	1,870,522	1,809,072

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, no par value per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value per share, 750,000,000 and 200,000,000 authorized, 161,874,334 and 159,556,000 shares issued and outstanding	161,874	159,556
Additional paid in capital	2,991,984	2,414,718
Accumulated deficit	(4,167,799)	(3,601,419)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(1,351,280)	(1,364,484)

Total liabilities and stockholders’ deficit	$519,242	$444,588

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2020	2019

Revenues	$129,287	$-
Costs of goods sold	18,556	-
Gross profit	110,731	-

Operating expenses:
General and administrative	629,510	22,974
Amortization expense	25,000	-
Total operating expenses	654,510	22,974

Other (expense):
Interest expense	(22,601)	(46,099)
Total other income (expense)	(22,601)	(46,099)

Net loss before income taxes	(566,380)	(69,073)
Income taxes	-	-

Net loss	$(566,380)	$(69,073)

Net loss per share, basic and diluted	$(0.00)	$(0.06)

Weighted average shares outstanding, basic and diluted	160,447,978	1,204,000

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at March 31, 2020	159,556,000	$159,556	$2,414,718	$(3,601,419)	$(337,339)	$(1,364,484)

Private sales of common stock	960,000	960	239,040	-	-	240,000
Stock compensation expense	1,358,334	1,358	338,226	-	-	339,584
Net loss	-	-	-	(566,380)	-	(566,380)

Balance at June 30, 2020	161,874,334	161,874	2,991,984	(4,167,799)	(337,339)	(1,351,280)

Balance at March 31, 2019	1,204,000	1,204	144,477	(2,976,835)	(337,339)	(3,168,493)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(69,073)	-	(69,073)

Balance at June 30, 2019	1,204,000	$1,204	$155,227	$(3,045,908)	$(337,339)	$(3,226,816)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(566,380)	$(69,073)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	339,584	10,750
Amortization expense	25,000	-
Inventory	(22,746)	-
Accounts payable	18,849	5,356
Accrued interest payable	22,601	46,099
Other, net	(32,000)	-
Net cash flows used in operating activities	(215,092)	(6,868)

Cash flows from financing activities:
Issuance of notes payable to related parties	52,000	8,000
Private sales of common stock	240,000	-
Net cash flows provided by financing activities	292,000	8,000

Net increase (decrease) in cash and cash equivalents	76,908	1,132
Cash and cash equivalents at beginning of period	136,215	1,334

Cash and cash equivalents at end of period	$213,123	$2,466

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental Non-cash financing activities:
Debt discount on convertible notes payable	$(44,952)	$-
Derivative liabilities	44,952	-

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs.  On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC (“Power Blockchain”) through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency.  Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using inhaler technology that the Company has sublicensed from a third party as a result of the execution of a sublicense agreement with the sublicensor on that date (see Note 4).  In conjunction with the adoption of the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.  At that time, the Company also commenced online sales of its inhaler products.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2020, the results of its operations for the three month periods ended June 30, 2020 and 2019, the changes in its stockholder’s deficit for the three month periods ended June 30, 2020 and 2019, and cash flows for the three month periods ended June 30, 2020 and 2019. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC on June 29, 2020.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Decreased demand for our products caused by COVID-19 could have a material adverse effect on our results of operations. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products and our operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic.

(2)Summary of Significant Accounting Policies

Basis of Accounting - The basis is United States generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Power Blockchain, which is presently inactive.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition - We account for revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)."  The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided at a point in time or over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Inventory - Inventory as of June 30, 2020, consists of inhalers and related products and supplies delivered to a location near the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market.

Intangible Assets - The Company amortizes the costs of any renewable license or sub-license agreements over the contractual terms of such renewable agreements.  For any license or sub-license agreements which do not require any renewal payments to be made, the Company performs periodic assessments in order to determine whether there has been any impairment in the carrying value of such intangible assets (see Note 4).

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

Fair Value of Financial Instruments - Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as further noted below.

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

Recently Issued Accounting Pronouncements - In the three months ended June 30, 2020, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from June 30, 2020 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 9).

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $4,167,799 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

In order to obtain the necessary capital to sustain operations, Management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings. There can be no assurances, however, that the Company will be successful in obtaining such additional financing, or that such financing will be available on favorable terms, if at all. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

(4)Intangible Assets

Effective November 15, 2019, the Company entered into a sublicense agreement with Texas MDI, Inc. (“TMDI”), a Texas corporation, (the "Agreement") granting the Company access to certain technology regarding the RxoidTM metered dose inhaler that TMDI has licensed from a third party. In conjunction with execution of the Agreement, the Company simultaneously issued a total of 140,000,000 shares of its Common Stock to TMDI, in consideration of the sublicense rights granted to the Company in this transaction. Such rights were transferred as a result of extensive third party negotiations between the Company and TMDI and have been recorded as the acquisition of an intangible asset in the amount of $140,000, based on the par value of the shares issued.

During the term of the Agreement, the Company is required to reimburse TMDI to the extent that TMDI is required to make any payments to the licensor, pursuant to its license agreement with a third party.  Accordingly, the Company has an obligation to reimburse TMDI in the amount of $200,000 as a license fee covering the first two years of the Agreement. The Company has partially satisfied this obligation by making an equipment purchase on behalf of the licensor in the amount of $135,000, and has agreed to pay the remaining license fee of $65,000 in cash within a 24 month period (for which, the Company has recorded a liability of $44,925 for the unpaid portion of this amount in accounts payable as of June 30, 2020). The Company has recorded the entire $200,000 license fee as an intangible asset and is amortizing such expense on a straight-line basis over a 24 month period (of which, $25,000 was amortized in the three month period ended June 30, 2020).

(5)Notes Payable

As of June 30, 2020 and March 31, 2020, the Company had the following note payable obligations:

	June 30,	March 31,
	2020	2020
Convertible promissory notes issued to two accredited investors, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	$300,000	$300,000

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	165,240	165,240

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $0.05 per share.	756,535	756,535

Convertible note issued to an accredited investor on June 30, 2020, net of unamortized debt discount of $44,952 (see further discussion below)	7,048	-

Total notes payable	$1,228,823	$1,221,775

Future maturities of notes payable as of June 30, 2020 are as follows:

Year ending June 30, 2021	$913,583
Year ending June 30, 2022	-
Year ending June 30, 2023	165,240
Year ending June 30, 2024	150,000
Year ending June 30, 2025	-
$1,228,823

On June 30, 2020, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Buyer”) with respect to a Convertible Promissory Note (the “Note”) issued by the Company to the Buyer in the amount of $55,000. The Note has a maturity date of one year after the date of issuance and bears interest at a rate of 12% per annum, which is not due until maturity.  At the option of the Buyer, the Note may be converted into shares of the Company’s common stock, beginning one hundred eighty (180) days following the date of issuance. Under this option, the conversion price shall be subject to a discount of 42%, based on the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. The Buyer will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time. The Company determined that the conversion feature of the Note required the recognition of a derivative liability upon issuance. As of June 30, 2020, the Company calculated the fair value of the derivative liability, using the Black Scholes model, to be $44,952. Accordingly the Company has recognized a derivative liability in that amount offset by a debt discount. The Company will amortize the debt discount as interest expense over the one year term of the Note.

Effective November 15, 2019, the following transactions took place in the Company’s notes payable:

•The Company entered into new promissory notes with two accredited investors under which the Company borrowed a total of $300,000, with such notes maturing in five years, accruing interest at 5% per annum, and being convertible into common stock at the option of the holders, at a conversion price of $0.05 per share.

•The two holders of outstanding convertible notes payable elected to exercise their existing rights to convert a portion of their notes into shares of common stock, at the stated conversion ratio of $0.13 per share.  The two holders converted a total principal amount of $2,034,760 in notes into a total of 15,652,000 shares of common stock leaving the remaining total principal balance of $165,240 unconverted.

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

(6)Stockholders’ Equity

Effective January 13, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to increase the total authorized shares of common stock of the Company from 200 million shares to 750 million shares and to authorize 100 million shares of “blank check” preferred stock of the Company.

During the quarter ended June 30, 2020, the Company entered into private stock subscription agreements with six separate accredited investors whereby the Company sold a total of 960,000 shares of restricted common stock to these six investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $240,000.

Additionally, the Company awarded 1,358,334 shares of restricted common stock to a total of 11 consultants during the quarter ended June 30, 2020 as compensation for services.  Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the shares at a price of $0.25 per share, for total non-cash compensation expense of $339,584.

In March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 1,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.  The Company has made no issuances under this Plan.

(7)Related Party Transactions

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

(8)Commitments and Contingencies

From time to time in the ordinary course of our business, the Company may be involved in legal proceedings, the outcomes of which may not be determinable. The results of litigation are inherently unpredictable. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in diversion of significant resources. We are not able to estimate an aggregate amount or range of reasonably possible losses for those legal matters for which losses are not probable and estimable, primarily for the following reasons: (i) many of the relevant legal proceedings are in preliminary stages, and until such proceedings develop further, there is often uncertainty regarding the relevant facts and circumstances at issue and potential liability; and (ii) many of these proceedings involve matters of which the outcomes are inherently difficult to predict. We currently have no insurance policies covering such potential losses.

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

In August 2020, the Company entered into private stock subscription agreements with thirty-three separate accredited investors whereby the Company sold a total of 2,404,000 shares of restricted common stock to these investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $601,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We make forward-looking statements under the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission on June 29, 2020 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

In this Report, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

Overview

Effective November 15, 2019, the Company and TMDI entered into the Agreement granting the Company access to certain technology regarding the RxoidTM MDI inhaler that TMDI has licensed from a third party (see Note 4 to the financial statements included above). In conjunction with execution of the Agreement, the Company issued a total of 140,000,000 shares of Common Stock to TMDI, resulting in a change in control of the Company.  At the same time, the Company named Donal R. Schmidt, Jr., TMDI’s founder and president, as its Chairman and Chief Executive Officer. The Company commenced its initial business operations under the new business strategy in early 2020.  In order to more closely represent and reflect the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.

During the term of the Agreement, the Company is required to reimburse TMDI to the extent that TMDI is required to make any payments to EM3 Methodologies, LLC (“EM3”)(the licensor of the technology), pursuant to the License Agreement between EM3 and TMDI, as a result of the Agreement. The Company’s obligation to make such reimbursements to TMDI is conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments (see also Note 4 to the financial statements included above).

With execution of the Agreement, the Company adopted a new business strategy focused on developing potential commercial opportunities in the greater aerosol manufacturing space not limited to cannabinoids. This business strategy will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI. The market for such products includes, but is not limited to, prospective healthcare providers, pharmacies and other parties such as major retailers and wholesale medical distributors. Finally, the Company will utilize a robust direct marketing campaign on the internet, where legal. Although the sub-license with EM3 is exclusive to manufacturing in the States of Texas, California, Florida and Nevada, RxoidTM or any other aerosol product manufactured by the Company related to the licensed technology may be marketed and produced world-wide on a non-exclusive basis, where legal. Simultaneously, the Company exited from its previous operations in the bitcoin mining business, which had been suspended since the middle of 2018.

Plan of Operations

Since execution of the Agreement with TMDI in November 2019, our plan of operations has been primarily focused on using the proceeds of the convertible notes received in conjunction with the TMDI transaction in order to fund the preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020. In that regard, we have supplemented the proceeds received from the convertible notes issued in November 2019 with the private sales of restricted shares of our common stock to various accredited investors, as well as a relatively small amount of new convertible note borrowings, to further fund our operations since January 2020.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company has adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently sublicensed from a third party. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that Covid-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

Currently we believe that we have sufficient cash on hand, and availability to raise additional funding, or borrow additional funding, as needed, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three month periods ended June 30, 2020 and 2019, as reported in our consolidated financial statements included in Item 1.

Three months ended June 30, 2020 versus three months ended June 30, 2019

Revenues - The Company commenced sales of its inhaler products to customers in January 2020.  The Company has two different sales channels as follows:

•Wholesale - designed to capture fairly large, but sporadic, orders received from wholesale customers, often for substantial quantities with relatively high profit margins.

•Retail - designed to capture a high volume of small orders received from retail customers through an online portal, with significantly lower profit margins.

The revenues from such sales in the three months ended June 30, 2020, consisting mostly of two large wholesale orders, were $129,287 compared to zero for the three months ended June 30, 2019.  Revenues from sales of the Company’s inhaler products, under both sales channels, are expected to gradually increase in the future.

Cost of Goods Sold - Cost of goods sold for the three months ended June 30, 2020 were $18,556 compared to zero for the three months ended June 30, 2019. The cost of goods sold in the 2020 period reflected the cost of procuring inhalers and related products and supplies for resale and resulted in a gross profit of approximately 85%, reflecting a relatively large portion of sales to higher profit wholesale customers.

General and Administrative Expense - General and administrative expenses for the three months ended June 30, 2020 were $629,510 compared to $22,974 for the three months ended June 30, 2029. This increase was due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI. Included in general and administrative expenses were non-cash stock compensation expenses for restricted stock grants to various consultants in the amounts of $339,584 and $10,750, respectively.

Amortization Expense - Amortization expense for the three months ended June 30, 2020 was $25,000 compared to zero for the three months ended June 30, 2019. This increase was due to the Company’s quarterly amortization of its obligation to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Interest Expense - Interest expense for the three months ended June 30, 2020 was $22,601 versus $46,099 for the three months ended June 30, 2019. This decrease was due to lower level of outstanding borrowings following the conversion of certain convertible notes payable into common stock in November 2019.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended June 30, 2020 was $215,092 compared to $6,868 for the three months ended June 30, 2019. This net increase was largely due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy in early 2020, as further noted above.

Financing activities. Net cash provided by financing activities was $292,000 for the three months ended June 30, 2020 compared to $8,000 for the three months ended June 30, 2019. This increase was largely due to the private sales of common stock in the amount of $240,000 and the issuance of convertible notes payable in the amount of $52,000 (net of transaction cost of $3,000).

Prior to the three months ended June 30, 2019, the Company entered into an equity subscription agreement with a third party investor in February 2020, whereby the Company agreed to sell the third party 640,000 shares of restricted common stock and a large number of common stock purchase warrants, in exchange for a cash payment to the Company of $90,000, and the performance of certain other obligations. The terms and conditions of this memorandum agreement were subject to the negotiation of a definitive agreement between the parties. To date, the parties have not reached such definitive agreement. Accordingly, the Company has recorded the $90,000 payment received from the third party as a current liability with the expectation that it will eventually either be converted into some form of equity, converted to a term loan, or refunded to the third party.

We have not generated a net profit from sales of our inhaler products beginning in early 2020. Additionally, we had a working capital deficit of $1.3 million as of June 30, 2020. Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $4,167,799 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC on June 29, 2020, for a further description of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information for this Item is not required as the Registrant is a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.

As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2020, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2020.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Commission on June 29, 2020 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, which are incorporated by reference herein, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended March 31, 2020, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2020, the Company entered into private stock subscription agreements with six separate accredited investors whereby the Company sold a total of 960,000 shares of restricted common stock to these six investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $240,000.

Additionally, the Company awarded 1,358,334 shares of restricted common stock to a total of 11 consultants during the quarter ended June 30, 2020 as compensation for services.  Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the shares at a price of $0.25 per share, for total non-cash compensation expense of $339,584.

Effective June 30, 2020, the Company and Power Up Lending Group, Ltd. (the “Buyer”) entered into a Securities Purchase Agreement (the “Agreement”) with respect to a Convertible Promissory Note (the “Note”) issued by the Company to the Buyer in the amount of $55,000. The Note has a maturity date of one year after the date of issuance and bears interest at a rate of 12% per annum, which is not due until maturity. At the option of the Buyer, the Note may be converted into shares of the Company’s common stock beginning one hundred eighty (180) days following the date of issuance. Under this option, the conversion price is subject to a discount of 42%, based on the average of the three (3) lowest closing bid prices for the common stock during the prior fifteen (15) trading day period. The Buyer will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time.

In August 2020, the Company entered into private stock subscription agreements with thirty-three separate accredited investors whereby the Company sold a total of 2,404,000 shares of restricted common stock to these investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $601,000.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act for such issuances, since the foregoing issuances did not involve a public offering, the recipients were (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Securities Purchase Agreement between Rapid Therapeutic Science Laboratories, Inc. and Power Up Lending Group, Ltd., dated as of June 30, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020, and incorporated herein by reference)(File No. 000-55018)

10.2	Form of Subscription Agreement*
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)
August 13, 2020