Form 10-K/A
period 2020-06-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2020-08-27
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

________________________________________

FORM 10-K/A

Amendment No. 1

________________________________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-55018

Rapid Therapeutic Science Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

5580 Peterson Ln., Suite 200

Dallas, TX 75240

(Address of Principal Executive Office) (Zip Code)

Registrant’s Telephone number, including area code: (800) 497-6059

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [  ]  NO [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $71,400.

The number of shares of the registrant’s common stock outstanding as of June 29, 2020 was 160,156,000.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Rapid Therapeutic Science Laboratories, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission on June 29, 2020 (the “Original Filing”). This Amendment is being filed to (a) make certain corrections to the cover page of the Form 10-K to comply with the Securities and Exchange Commission (SEC) Form 10-K and to clarify that the Company is not an “emerging growth company”; (b) update certain of the disclosures below under “Item 1. Business” and Item 1A. Risk Factors” to clarify that the Company is not in the cannabis industry, expand the discussion of our material agreements, and include various other disclosures and risk factors affecting the Company; (c) provide certain required disclosures under “Item 10. Directors, Executive Officers and Corporate Governance”; (d) make certain clarifying changes to “Item 11. Executive Compensation”, and further update that section to include certain other disclosures required by SEC rules and regulations; (e) expand the disclosure of related party transactions under “Item 13. Certain Relationships and Related Transactions, and Director Independence”; (f) include “Item 16. Form 10-K Summary”; (g) include required Exhibits 4.1 and 21.1; and (h) make various other updates, revisions and clarifications to the other information included herein.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits hereto, which certifications are allowed to be abbreviated in accordance with published interpretations of the SEC. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no changes have been made to the Original Report. This Amendment does not modify, amend or update any financial information in the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We make forward-looking statements under the “Risk Factors,” “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Report. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report.

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

This information should be read in conjunction with the audited financial statements and the notes thereto included in the Original Filing.

In this Annual Report on Form 10-K/A, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” refer specifically to Rapid Therapeutic Science Laboratories, Inc. and its consolidated subsidiary.

In addition, unless the context otherwise requires and for the purposes of this Report only

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

v

PART I

ITEM 1. BUSINESS

Overview

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), entered into a sublicense agreement (the “Agreement”) whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI has licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI has exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the Agreement the Company obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019).

The term of the Agreement is from November 15, 2019 until expiration of the EM3 Exclusive License Agreement.  The expiration date of the EM3 Exclusive License Agreement is October 1, 2021, however, it is renewable for successive two-year terms, subject to the payment of additional consideration by TMDI to EM3 (which the Company has agreed to pay under the Agreement) or meeting certain continuing volume commitments. The EM3 Exclusive License Agreement can also be terminated by EM3 at any time, for any reason, with 30 days prior written notice, provided that upon such termination the exclusive rights provided under the EM3 Exclusive License Agreement continue on a non-exclusive basis for so long as the MDI’s are being manufactured or distributed in an applicable state where exclusivity previously existed. We are also required to acquire all consumable MDI’s from EM3 during the term of the EM3 Exclusive License Agreement. Pursuant to an amendment to the EM3 Exclusive License Agreement entered into in June 2020, all improvements to the ‘Desirick Procedure’ created by TMDI during the term of such agreement belong to TMDI, in consideration for 100,000 shares of the Company’s common stock.

Pursuant to the EM3 Exclusive License Agreement, TMDI has obtained an exclusive license applicable to Texas, California, Florida, and Nevada from EM3 to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize certain licensed products using EM3’s proprietary Desirick Procedure which enables the production of a so-called metered dose inhaler (“MDI”) using hemp cannabinoid derivatives under the RxoidTM brand or on a white label basis. A properly formulated and corrected manufactured MDI is a proven medical technology which is a complete replacement for vape cartridges and e-cigarettes. A cannabinoid MDI which is properly developed and manufactured delivers medication directly to a user’s blood stream through the pulmonary tract.  MDIs are generally sterile, stable, will not oxidize and have a long shelf life not affected by light or temperature. MDIs require neither heat nor batteries. MDIs are efficient devices to deliver medication to humans whether systemically or topically. The Company uses only U.S. Food and Drug Administration (FDA) listed consumables (cans, valves, actuators, and propellant) and equipment in compliance with current good manufacturing processes (“cGMP”) to produce its products.  The use of excipients in the manufacture of medicine has long been held to be generally recognized as safe (GRAS) for inhalation. The Company currently has over a dozen proprietary blends of cannabinoids derived from hemp containing cannabidiol, (CBD), cannabigerol (CBG), cannabinol and/or proprietary terpenes (aromatic oils) which customers often use to help support many common complaints such as pain, inflammation, anxiety, sleep, exercise, recovery and allergies. These are sold under our nhᾱler brand, and under the product names, “chill”, “focus”, and “move”. The Company makes no claims that any of its products have any therapeutic benefits or that they treat any diseases.

During the term of the Agreement, the Company is required to advance payments to TMDI that TMDI is required to make to EM3, pursuant to the EM3 Exclusive License Agreement. The Company’s obligation to make such advancements to TMDI is conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company has an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables are purchased from EM3 for use in such states during the preceding year). The Company has partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and has agreed to pay the remaining license fee of $65,000 in cash within a 24 month period (for which, the Company has recorded a liability for the unpaid portion of this amount in accounts payable as of March 31, 2020). The Company has recorded the entire $200,000 license fee as an intangible asset and is amortizing it to expense on a straight-line basis over a 24-month period (of which, $37,500 was amortized in the period from November 15, 2019 to March 31, 2020). The Agreement also requires that Donal R. Schmidt, Jr. continue to serve as the Chief Executive Officer of, and as a member of the Board of Directors of, the Company, during the term of the Agreement. The Agreement can be terminated by TMDI if the Company does not make efforts to commercially develop the licensed items (as described in greater detail in the Agreement), and such failure continues for 30 days after notice thereof is provided by TMDI to the Company, and either party can termination the Agreement if the other party breaches any term of the Agreement and such breach continues for 60 days after written notice thereof is provided by the non-breaching party.  All rights under the Agreement expire upon termination thereof. The Agreement contains indemnification obligations of the parties and customary representations.

With execution of the Agreement, the Company has adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI with prospective healthcare providers, pharmacies and other parties in the States of Texas, California, Florida and Nevada. Although the license with EM3 is exclusive to these four (4) states, Rxoid MDIs may be marketed and produced world-wide on a non-exclusive basis where legal.  Simultaneously with the entry into the Agreement, the Company exited from its previous operations in the bitcoin mining business, which had been suspended since the middle of 2018.

Corporate History

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since the time of our incorporation until February 2018, our plan of operation was to re-build primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. In February 2018, we ceased this business and commenced a blockchain mining business through our acquisition of Power Blockchain, LLC (“Power Blockchain”) described below. We have since ceased all electric/power wheelchair and blockchain mining operations and no longer hold any of the prior assets associated with such businesses.

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the two owners of that company in exchange for the issuance of convertible notes in the aggregate principal amount of $2.2 million (of which $165,240 of such convertible notes remains outstanding as of December 31, 2019). Upon consummation of the exchange agreement, Power Blockchain became our wholly-owned subsidiary. This transaction resulted in the transition from the Company’s business of repairing and selling wheelchairs to a new business of mining crypto-currency. On February 14, 2018, we were granted permission from the Kingdom of Lesotho in Africa to conduct crypto-currency mining operations in that country. Shortly thereafter, we acquired and shipped a total of 70 owned crypto-currency miners to Lesotho in order to commence crypto-currency mining operations there. However, due to rapidly declining economic and market conditions in that business, we were never able to commence any mining operations and decided to suspend our mining operations in the middle of 2018.

Effective November 15, 2019, the Company and TMDI entered into the Agreement described above granting the Company access to certain technology regarding the RxoidTM MDI inhaler that TMDI has licensed from a third party.  In conjunction with execution of the Agreement, the Company issued a total of 140,000,000 shares of Common Stock to TMDI, resulting in a change in control of the Company – specifically, control of the Company transferred to Donal R. Schmidt, Jr., TMDI’s founder and president, who is the beneficial owner of the shares issued to TMDI and Brent Willson, who previously owned majority control of the Company’s voting shares ceased having voting control over the Company. At the same time, the Company named Mr. Schmidt as its Chairman and Chief Executive Officer. The Company commenced its initial business operations under this new business strategy in early 2020. In order to more closely represent and reflect the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.

Current Business Operations

Since our transaction with TMDI, we have operated as an innovative biotech company specializing in aerosol delivery of non-THC cannabinoids to the systemic blood stream though the pulmonary route of administration. We manufacture white label products as well as our own branded MDIs under the RxoidTM name using proprietary blends of pure non-THC cannabinoids such CBD and/or CBG. CBD is legal for human consumption in Texas and many other states and foreign countries. The Company believes that it is unique in the MDI industry in that it does not use “full spectrum” oil. The Company’s MDIs are made using FDA listed cans, valves, actuators, propellant and excipients. The Company uses no tetrahydrocannabinol (THC) in its products. RTSL is certified by the Cannabinoid MDI Certification Board (CMDICB) with respect to manufacturing of its MDI.

The cannabis plant includes numerous chemicals called cannabinoids including CBD, CBG and CBN. CBD and CBG are a non-psychoactive cannabinoid. Cannabinol or CBN is a non-psychoactive oxidative degradation product of THC. All of the Company’s products are made up of non-THC cannabinoids.

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

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing hemp extracts including, but not limited to, cannabidiol under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019. Although the bill which is codified as Texas Health & Safety Code § 443 requires a $100 license application, the Texas Department of State Health Services has yet to set up the process to obtain the license for manufacture of legal hemp products. Regardless, the Company believes it is in complete compliance with all other requirements of § 443 and is prepared to submit its application for the license once the TDSHS website will accept the application. In addition to payment of the application fee, the Company's CEO, Donal Schmidt, has to satisfy a background check. While the Company believes that it meets all known requirements of a license for manufacture of legal hemp products, there is no guarantee that the State of Texas will issue such a license to the Company.

As described above, all of the Company’s products are made up of non-THC cannabinoids. While we believe our operations are compliant with applicable federal and state law, there are risks that our operations violate the CSA or other federal laws or state laws.

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

We are substantially dependent on the Agreement and TMDI’s rights under the EM3 Exclusive License Agreement, each of which can be terminated under certain circumstances.

We are significantly dependent on TMDI’s rights under the EM3 Exclusive License Agreement which we sublicense from TMDI pursuant to the Agreement. The expiration date of the EM3 Exclusive License Agreement is October 1, 2021, however, it is renewable for successive two-year terms, subject to the payment of additional consideration by TMDI to EM3 (which the Company has agreed to pay under the Agreement) or meeting certain continuing volume commitments. The EM3 Exclusive License Agreement can also be terminated by EM3 at any time, for any reason, with 30 days prior written notice, provided that upon such termination the exclusive rights provided under the EM3 Exclusive License Agreement continue on a non-exclusive basis for so long as the MDI’s are being manufactured or distributed in an applicable state where exclusivity previously existed. The Agreement can be terminated by TMDI if the Company does not make efforts to commercially develop the licensed items (as described in greater detail in the Agreement), and such failure continues for 30 days after notice thereof is provided by TMDI to the Company, and either party can terminate the Agreement if the other party breaches any term of the Agreement and such breach continues for 60 days after written notice thereof is provided by the non-breaching party.

The termination of the EM3 Exclusive License Agreement and/or the Agreement would have a material adverse effect on our results of operations and assets, could force us to scale back and/or abandon our business operations, or force us to seek bankruptcy protection and could cause the value of our common stock to decline in value or become worthless.

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

Because of how small our operations are, the majority of our competitors have more resources than we do.  With the limited resources we have available, we may experience great difficulties in expanding our operations.  Competition from existing and future competitors could result in our inability to secure expand our business.  This competition from other entities with greater resources and experience may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan.

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

Government policy changes or public opinion may also result in a significant influence over the regulation of non-THC cannabinoids in the United States or elsewhere. Public opinion and support for non-THC cannabinoids has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for non-THC cannabinoids, it remains a controversial issue subject to differing opinions surrounding the level of legalization. A negative shift in the public’s perception of non-THC cannabinoids in the United States or any other applicable jurisdiction could negatively affect current or future legislation or regulation.

Our changes in our business strategy and name could subject us to increased SEC scrutiny.

We previously were engaged in the business of crypto-currency mining under our former corporate name. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has sublicensed from a third party and the sale of non-THC cannabinoids in connection therewith.  In January 2020, we changed our corporate name to more closely reflect this new business strategy.  The SEC has announced that it is scrutinizing public companies that change their name or business model in a bid to capitalize upon the hype surrounding new and emerging technologies, and has suspended trading of certain of such companies in the past.  As a result, we could be subject to substantial SEC scrutiny that could require devotion of significant management and other resources and potentially have an adverse impact on the trading of our stock.

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

The long-term health impacts associated with use of non-THC cannabinoids are unknown.

There is little in the way of studies on the long-term effects of non-THC cannabinoid use on human health. As such, there are inherent risks associated with using the Company’s non-THC cannabinoids. Previously unknown or unforeseeable adverse reactions arising from human consumption of non-THC cannabinoid products may occur and consumers should consume non-THC cannabinoid products at their own risk or in accordance with the direction of a health care practitioner. Such unforeseeable adverse reactions or negative long-term health effects could result in litigation against the Company, which if successful, could have a material adverse effect on the Company’s ability to conduct its business as planned and/or its cash flows and results of operations, and ultimately, the value of the Company’s securities.

Our products may be subject to recalls for a variety of reasons.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. Additionally, if any of the products produced by us were subject to recall, the reputation and goodwill of that product and/or us could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Furthermore, any product recall affecting non-THC cannabinoids or metered dose inhalers more broadly could lead consumers to lose confidence in the safety and security of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to product liability regarding our products, which could result in costly litigation and settlements.

As a distributor of non-THC cannabinoids and metered dose inhalers, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition of the Company.

The results of future clinical research may negatively impact our business.

Research in the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of non-THC cannabinoids remains in early stages. There have been relatively few clinical trials on the benefits of non-THC cannabinoids. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to non-THC cannabinoids, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition, results of operations or prospects.

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated and are subject to various laws, regulations and guidelines by governmental authorities (including, in the U.S., the Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), Drug Enforcement Administration (DEA) and Federal Trade Commission (FTC) and analogous state agencies) relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of our non-THC cannabinoids and metered dose inhalers, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Our products are not approved by the FDA or under the Food Drug & Cosmetics Act (FD&C Act).  Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products. Our industry is still a new industry. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; and the U.S. Patent and Trademark Office (USPTO) is not currently approving any trademark applications for certain goods containing U.S. hemp-derived CBD.

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

We incur ongoing costs and expenses for SEC reporting and compliance and without sufficient revenues we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

In order for us to remain in compliance with our on-going reporting requirements, we may require additional capital and/or future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources, or require us to obtain additional capital through the sale of equity or debt. If we are unable to further capitalize the Company or generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all. There are ongoing costs and expenses for SEC reporting, including the general booking and accounting costs for the preparation of the financial quarterly (Form 10-Qs) and annual filings (Form 10-Ks), and auditor’s fees. Further, there are processing costs in preparing and converting documents and disclosures through the EDGAR filing system, including certain costs for the XBRL that are required as part of the EDGAR filing. We estimate that these costs could result in up to $50,000 per year of initial ongoing costs.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements for the year ended March 31, 2020 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel. If we lose their services or if they fail to perform in their current positions, or if we are not able to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing our operations, product development, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee, nor any independent directors. These functions are performed by the board of directors as a whole. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 9. Controls and Procedures”, as of March 31, 2020, we have determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 and determined that such internal control over financial reporting was not effective as a result of such assessment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

If we are unable to adequately protect our intellectual property rights, our business is likely to be adversely affected.

We plan to rely on a combination of trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights. The measures we have taken or may take in the future may not prevent misappropriation of our proprietary information or prevent others from independently developing similar products or services, designing around our proprietary technology or duplicating our products or services.

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

Name	Age	Position
Donal R. Schmidt, Jr.	59	Director, President and Chief Executive Officer
D. Hughes Watler, Jr.	72	Director and Chief Financial Officer

The following is a brief account of the business experience during the past five years or more of each of our directors and executive officers.

Donal R. Schmidt, Jr.  Donal R. Schmidt, Jr. is the founder and President of TMDI.  Mr. Schmidt is an attorney and Certified Public Accountant in Texas with substantial combined business experience in both fields.  In the last five years, he has practiced law in the Law Firm of Donal R. Schmidt, Jr., PLLC, in Dallas, Texas, as the principal.  He has previously run several successful public companies.  In conjunction with his founding of TMDI, he has gained significant experience as an attorney and entrepreneur in the cannabinoid industry.  He received both M.S. and M.B.A. degrees from the University of Texas at Dallas and a J.D. degree from Texas Wesleyan (now Texas A&M) University School of Law.

D. Hughes Watler, Jr.  D. Hughes Watler, Jr. is a Certified Public Accountant in Texas and has been an independent financial and accounting consultant since January 2018.  From March 2007 to November 2017, he served as the Chief Financial Officer of Stack-It Storage, Inc. (OTCQB: STAK) and predecessor companies.  He previously served as Senior Vice President & Chief Financial Officer of Goodrich Petroleum Corporation (NYSE: GDP) from 2003 to 2006 and as a financial officer of several other public and private energy companies from 1992 to 2003.  Prior thereto, he was an audit partner with Price Waterhouse LLP and was on the firm’s audit staff.  He received a B.B.A degree from Texas A&M University and an M.P.A. degree from the University of Texas at Austin.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 5580 Peterson Ln., Suite 200, Dallas, Texas 75240, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors. We do not identify our current directors as being independent.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and principal financial/ accounting officer due to our presently small size. We intend to adopt a code of ethics in the near future.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors with greater than ten percent beneficial ownership are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all reports were filed for the fiscal year, except that Donal R. Schmidt, Jr. and D. Hughes Watler, Jr. failed to file Form 3s in connection with their appointment as officers of the Company on November 15, 2019, and these Form 3s remain outstanding, but are expected to be filed shortly after this Form 10-K/A is filed.

ITEM 11. EXECUTIVE COMPENSATION

Effective November 15, 2019, our board of directors appointed Donal R. Schmidt, Jr. and D. Hughes Watler, Jr. as the sole members of our board of directors and as executive officers of the Company.  Messrs. Schmidt and Watler replaced Brent Willson and Steve Bond who had served in the same capacities since January 29, 2018.

The Company has not entered into any employment agreements with either Mr. Schmidt or Mr. Watler. Since November 15, 2019, Mr. Schmidt has spent a material portion of his time on his duties with the Company and has been compensated for his services on an ad hoc basis. Since November 15, 2019, Mr. Watler has spent only a portion of his time on his duties with the Company, and has been compensated on an hourly basis for his services.

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock award ($)(1)	Total ($)
Donal R. Schmidt, Jr., Chief Executive Officer (2)	2020	22,500	-0-	-0-
Brent Willson, Chief Executive Officer (3)	2019	23,486	32,250	55,736

D. Hughes Watler, Jr., Chief Financial Officer (4)	2020	10,200	-0-	10,200
Steve Bond, Chief Financial Officer (3)	2019	18,357	10,750	29,107

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation, nonqualified deferred compensation, bonus, option awards or other compensation, during the periods reported above.

(1)Represents the amortized portion of the grant date fair value of the stock awards granted to Messrs., Willson and Bond in early 2018, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 718. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the executive officer.  No such stock awards have been granted to any officers since that time.

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

We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive, profit sharing, retirement or other plans, although we may adopt one or more of such plans in the future.

We do not maintain any life or disability insurance on any of our officers.

Equity Awards

The Company: (i) did not grant any stock options to its executive officers or directors from inception through the fiscal year ended March 31, 2020; (ii) did not have any outstanding equity awards as of March 31, 2020; and (iii) had no options exercised by its Named Executive Officers in the fiscal years ending March 31, 2020 and March 31, 2019.

Compensation of Directors

Our directors do not receive any compensation for serving as such.  As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Employment Agreements; Key Man Insurance and Stock Incentive Plans

Employment Agreements

The Company does not have any employment agreements currently in place with any of its executive officers.

Prior Agreements

On January 29, 2018, the Company entered into an at-will employment agreement, which was subsequently amended, with Colonel Brent Willson pursuant to which Col. Willson agreed to serve as Chief Executive Officer and President of the Company commencing on such date. The amended agreement provided for an annual salary of $50,000. Contemporaneous with Col. Willson’s execution of the agreement, Col. Willson purchased from the Company 750,000 shares of Company common stock at a purchase price of $0.001 per share; provided that if Col. Willson’s employment with the Company is terminated the Company has the right to repurchase from Col. Willson, at a purchase price of $0.05 per share, such number of purchased shares as is equal to 750,000 multiplied by “X” divided by 36, where “X” equals 36 minus the number of whole months Col. Willson has provided services to the Company; provided further that if the Company terminates Col. Willson for “cause” all purchased shares may be repurchased by the Company for the initial purchase price paid by the Company. On November 15, 2019, Col

Willson resigned as an officer and director of the Company and the contract was effectively terminated.  As of the date hereof, the Company has not exercised its repurchase right.

The Company subsequently entered into a consulting agreement with Canmore International Inc., an entity controlled by Col. Willson, to provide it with consulting, marketing, design and public relations work, pursuant to which it has agreed to pay Canmore International Inc. a fee of $100,000 per year. As of the date of Col. Willson’s resignation on November 15, 2019, the contract was effectively terminated.

On January 29, 2018, the Company entered into an at-will employment agreement with Mr. Steve Bond pursuant to which Mr. Bond agreed to serve as Chief Financial Officer of the Company commencing on such date. The agreement provided for an annual salary of $100,000. Contemporaneous with Mr. Bond’s execution of the agreement, Mr. Bond purchased from the Company 250,000 shares of Company common stock at a purchase price of $0.001 per share; provided that if Mr. Bond’s employment with the Company is terminated the Company has the right to repurchase from Mr. Bond, at a purchase price of $0.05 per share, such number of purchased shares as is equal to 750,000 multiplied by “X” divided by 36, where “X” equals 36 minus the number of whole months Mr. Bond has provided services to the Company; provided further that if the Company terminates Mr. Bond for “cause” all purchased shares may be repurchased by the Company for the initial purchase price paid by the Company. On November 15, 2019, Mr. Bond resigned as an officer and director of the Company and the contract was effectively terminated. As of the date hereof, the Company has not exercised its repurchase right.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below, or otherwise disclosed above under “Executive and Director Compensation”, there have been no transactions since April 1, 2018, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Party Notes

As of March 31, 2020, we had the following related party notes payable: (i) $756,535 of notes payable – related party issued mostly in early 2018 to a group of accredited investors known to the Company and to each other in connection with the acquisition of Treasury Stock, computers and equipment, and working capital financing, and (ii) $465,240 of convertible notes payable - related party, representing financing support received from some of the same accredited investors for significant corporate level transactions occurring in late 2019 and early 2018. The Company’s notes payable are described in greater detail in Note 5 to the audited financial statements. Notes to the audited financial statements are included at the end of the Original Report.

Office Space

Since November 2019, our corporate and executive offices have been located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company.  The Company anticipates that this arrangement will continue to be satisfactory for the foreseeable future.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our directors will continue to approve any related party transaction based on the criteria set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to exhibit 3.1 of the Form S-1 filed May 23, 2013)
3.2	Bylaws (incorporated by reference to exhibit 3.2 of the Form S-1 filed May 23, 2013)
4.1*	Description of Securities of the Registrant
4.2

Form of five-year Note issued in Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018 (incorporated by reference to exhibit 10.4 of the Form 8-K) filed February 2, 2018)

10.1*	Rapid Therapeutic Science Laboratories, Inc. 2018 Amended and Restated Stock Plan**
10.2	Sublicense Agreement between Texas MDI, Inc. and Holly Brothers Pictures, Inc., dated as of November 15, 2019 (incorporated by reference to exhibit 10.1 of the Form 8-K filed November 22, 2019)
10.3

Exclusive License Agreement dated October 1, 2019 by and between Texas MDI, Inc. and EM3 Methodologies, LLC (filed as Exhibit A to the Sublicense Agreement between Texas MDI, Inc. and Holly Brothers Pictures, Inc., dated as of November 15, 2019 (incorporated by reference to exhibit 10.1 of the Form 8-K filed November 22, 2019)

10.4*	First Amendment to Exclusive License Agreement dated June 25, 2020 by and between Texas MDI, Inc. and EM3 Methodologies, LLC
10.5

Form of Promissory Note issued by Holly Brothers Pictures, Inc. to an investor, dated as of November 18, 2019, with a five year maturity (incorporated by reference to exhibit 10.2 of the Form 8-K filed November 22, 2019)

10.6

Form of Promissory Note issued by Holly Brothers Pictures, Inc. to an investor, dated as of November 18, 2019, with variable maturity terms (incorporated by reference to exhibit 10.3 of the Form 8-K filed November 22, 2019)

10.7

Form of Amendment to certain Promissory Notes issued by Holly Brothers Pictures, Inc. to various holders, dated as of November 18, 2019 (incorporated by reference to exhibit 10.4 of the Form 8-K filed November 22, 2019)

21*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1%	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2%	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS %	XBRL Instance Document
101.SCH %	XBRL Taxonomy Extension Schema Document
101.CAL %	XBRL Taxonomy Extension Calculation Linkbase Document
101.PRE %	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF %	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB %	XBRL Taxonomy Extension Label Linkbase Document

*Filed herewith.

**Denotes a management contract or compensatory plan or arrangement.

%Filed or furnished as an exhibit to the Original Filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC

Date: August 26, 2020	By:	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donal R. Schmidt, Jr.	Chief Executive Officer, President, and Director	August 26, 2020
Donal R. Schmidt, Jr.	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer and Director	August 26, 2020
D. Hughes Watler, Jr.	(Principal Financial and Accounting Officer)