Form 10-Q
period 2020-09-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2020-11-09
CIK 1575659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 9, 2020, was 178,522,083 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

FORM 10-Q

September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Balance Sheets

	September 30, 2020	March 31, 2020
Assets	(unaudited)
Current assets:
Cash	$266,055	$136,215
Inventory	192,746	5,873
Total current assets	458,801	142,088

Property and equipment:	92,979	-
Accumulated depreciation	(2,418)	-
Net property and equipment	90,561	-

Intangible assets:
Sublicense agreement, net of accumulated amortization of $87,500 and $37,500	252,500	302,500

Total assets	$801,862	$444,588

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable - other	$69,139	$64,577
Equity subscription payable	100,000	90,000
Contract liabilities	-	32,000
Notes payable - related party	23,350	23,350
Notes payable - other	366,977	883,185
Accrued interest payable	337,979	400,720
Derivative liability, at fair value	83,606	-
Total current liabilities	981,051	1,493,832

Other liabilities:
Convertible notes payable	315,240	315,240
Total liabilities	1,296,291	1,809,072

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, no par value per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value per share, 750,000,000 and 200,000,000 authorized, 175,882,083 and 159,556,000 shares issued and outstanding	175,882	159,556
Additional paid in capital	4,475,363	2,414,718
Accumulated deficit	(4,808,335)	(3,601,419)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(494,429)	(1,364,484)

Total liabilities and stockholders’ deficit	$801,862	$444,588

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Revenues	$1,629	$-
Costs of goods sold	4,791	-
Gross profit	(3,162)	-

Operating expenses:
General and administrative	593,164	20,906
Amortization expense	25,000	-
Depreciation expense	2,418	-
Total operating expenses	620,582	20,906

Other income (expense):
Interest expense	(16,792)	(46,767)
Total other income (expense)	(16,792)	(46,767)

Net loss before income taxes	(640,536)	(67,673)
Income taxes	-	-

Net loss	$(640,536)	$(67,673)

Net loss per share, basic and diluted	$(0.00)	$(0.06)

Weighted average shares outstanding, basic and diluted	166,891,848	1,204,000

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended September 30,
	2020	2019

Revenues	$130,916	$-
Costs of goods sold	23,347	-
Gross profit	107,569	-

Operating expenses:
General and administrative	1,222,674	43,880
Amortization expense	50,000	-
Depreciation expense	2,418	-
Total operating expenses	1,275,092	43,880

Other income (expense):
Interest expense	(39,393)	(92,866)
Total other income (expense)	(39,393)	(92,866)

Net loss before income taxes	(1,206,916)	(136,746)
Income taxes	-	-

Net loss	$(1,206,916)	$(136,746)

Net loss per share, basic and diluted	$(0.01)	$(0.11)

Weighted average shares outstanding, basic and diluted	163,687,569	1,204,000

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at March 31, 2020	159,556,000	$159,556	$2,414,718	$(3,601,419)	$(337,339)	$(1,364,484)

Private sales of common stock	960,000	960	239,040	-	-	240,000
Stock compensation expense	1,358,334	1,358	338,226		-	339,584
Net loss	-	-	-	(566,380)	-	(566,380)

Balance at June 30, 2020	161,874,334	161,874	2,991,984	(4,167,799)	(337,339)	(1,351,280)

Private sales of common stock	3,980,000	3,980	991,020	-	-	995,000
Issuance of common stock for conversion of debt and interest	10,022,749	10,023	491,114	-	-	501,137
Stock compensation expense	5,000	5	1,245	-	-	1,250
Net loss	-	-	-	(640,536)	-	(640,536)

Balance at September 30, 2020	175,882,083	$175,882	$4,475,363	$(4,808,335)	$(337,339)	$(494,429)

Balance at March 31, 2019	1,204,000	$1,204	$144,477	$(2,976,835)	$(337,339)	$(3,168,493)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(69,073)	-	(69,073)

Balance at June 30, 2019	1,204,000	1,204	155,227	(3,045,908)	(337,339)	(3,226,816)

Stock compensation expense	-	-	10,750	-	-	10,750
Net loss	-	-	-	(67,673)	-	(67,673)

Balance at September 30, 2019	1,204,000	$1,204	$165,977	$(3,113,581)	$(337,339)	$(3,283,739)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,206,916)	$(136,746)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	340,834	21,500
Amortization expense	50,000	-
Depreciation expense	2,418	-
Inventory	(186,873)	-
Accounts payable	4,562	8,806
Accrued interest payable	33,794	92,866
Other, net	(22,000)	-
Net cash flows used in operating activities	(984,181)	(13,574)

Cash flows from investing activities:
Additions to property and equipment	(92,979)	-
Net cash flows used in investing activities	(92,979)	-

Cash flows from financing activities:
Issuance of notes payable to related parties	122,000	15,500
Payments of convertible notes payable	(150,000)	-
Private sales of common stock	1,235,000	-
Net cash flows provided by financing activities	1,207,000	15,500

Net increase in cash and cash equivalents	129,840	1,926
Cash and cash equivalents at beginning of period	136,215	1,334

Cash and cash equivalents at end of period	$266,055	$3,260

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental Non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$501,137	$-

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures,  Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs.  On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC (“Power Blockchain”) through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency.  Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using inhaler technology that the Company has sublicensed from a third party as a result of the execution of a sublicense agreement with the sublicensor on that date (see Note 4).  In conjunction with the adoption of the new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.  At that time, the Company also commenced online sales of its inhaler products

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2020, the results of its operations for the three month and six month periods ended September 30, 2020 and 2019, the changes in its stockholder’s deficit for the three month and six month periods ended September 30, 2020 and 2019, and cash flows for the six month periods ended September 30, 2020 and 2019.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC on June 29, 2020.

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

Inventory - Inventory as of September 30, 2020, consists of inhalers and related products and supplies delivered to a location near the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market.

Property and Equipment - Property and equipment, consisting of office furniture and fixtures, laboratory equipment and leasehold improvements, is depreciated on a straight-line basis over their useful lives ranging from two to five years.

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

Recently Issued Accounting Pronouncements - In the three months ended September 30, 2020, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from September 30, 2020 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 9).

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $4,808,335 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

(4)Intangible Assets

Effective November 15, 2019, the Company entered into a sublicense agreement (the “Agreement”) with Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI has licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI has exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the Agreement, the Company obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019). Such rights obtained by the Company pursuant to the Agreement were transferred as a result of extensive third party negotiations between the Company and TMDI and have been recorded as the acquisition of an intangible asset in the amount of $140,000, based on the par value of the shares issued.

During the term of the Agreement, the Company is required to advance payments to TMDI that TMDI is required to make to EM3, pursuant to the EM3 Exclusive License Agreement. The Company’s obligation to make such advancements to TMDI is conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company has an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables are purchased from EM3 for use in such states during the preceding year). The Company has partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and has agreed to pay the remaining license fee of $65,000 in cash within a 24-month period (for which, the Company has recorded a liability of $44,925 for the unpaid portion of this amount in accounts payable as of September 30, 2020). The Company has recorded the entire $200,000 license fee as an intangible asset and is amortizing such expense on a straight-line basis over a 24 month period (of which, $50,000 was amortized in the six month period ended September 30, 2020).

(5)Notes Payable

As of September 30, 2020 and March 31, 2020, the Company had the following note payable obligations:

	September 30,	March 31,
	2020	2020
Convertible promissory notes issued to two accredited investors, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	$150,000	$300,000

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	165,240	165,240

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $0.05 per share.	351,933	756,535

Convertible notes issued to an accredited investor in three tranches from June to August 2020, net of unamortized debt discount of $83,606 (see further discussion below)	38,394	-

Total notes payable	$705,567	$1,221,775

Future maturities of notes payable as of September 30, 2020 are as follows:

Year ending September 30, 2021	$390,327
Year ending September 30, 2022	-
Year ending September 30, 2023	165,240
Year ending September 30, 2024	150,000
Year ending September 30, 2025	-
$705,567

During the three months ended September 30, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock effective as of August 31, 2020.  As of September 30, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $76,028, remain outstanding and are available to be subsequently converted into 8,085,221 shares of common stock, subject to the ownership limitation (see Note 6).

During the six months ended September 30, 2020, the Company entered into three identical Securities Purchase Agreements with an accredited investor (the “Buyer”) with respect to Convertible Promissory Notes (the “Notes”) issued by the Company to the Buyer in the total amount of $125,000. The Notes have a maturity date of one year after the date of each issuance and bear interest at a rate of 12% per annum, which is not due until maturity. At the option of the Buyer, the Notes may be converted into shares of the Company’s common stock, beginning one hundred eighty (180) days following the date of each issuance. Under this option, the conversion price is equal to a discount of 42% of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. The Buyer will be limited to a 4.99% beneficial ownership limitation in connection with such conversion right under the note. The Company determined that the conversion feature of the Notes required the recognition of a derivative liability upon each issuance. Accordingly, the Company calculated the fair value of these derivative liabilities, using the Black Scholes model, and has recognized a derivative liability for each Note in that amount offset by a debt discount. The Company is amortizing the debt discount on a straight-line basis over the one year term of each of these Notes.

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company has raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest shall be converted into common stock at a conversion price of $0.05 per share (as indicated above, such notes in the amount of $404,601 were converted into common stock during the three months ended September 30, 2020, as a result of such $500,000 equity raise threshold being met).

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

During the three months ended September 30, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock effective as of August 31, 2020. As of September 30, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $76,028, remain outstanding and are available to be subsequently converted into 8,085,221 shares of common stock, subject to the ownership limitation (see Note 5).

During the six months ended September 30, 2020, the Company entered into private stock subscription agreements with various accredited investors whereby the Company sold a total of 4,940,000 shares of restricted common stock to these investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $1,235,000.

Additionally, the Company awarded 1,363,334 shares of restricted common stock to a total of 12 consultants during the six months ended September 30, 2020 as compensation for services. Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the shares at a price of $0.25 per share, for total non-cash compensation expense of $340,834.

In March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 20,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. The Company has made no awards under this Plan.

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

On October 15, 2020, the Company entered into a private stock subscription agreement with an accredited investor whereby the Company agreed to sell the investor 2,640,000 shares of restricted common stock and 6,000,000 “out of the money” common stock purchase warrants, in exchange for a cash payment to the Company in the amount of $100,000, and the performance of certain other obligations. Based on previous negotiations between the Company and the investor prior to the execution of this agreement, the investor had made a provisional payment of $90,000, which was reflected by the Company as a liability as of September 30, 2020. Upon execution of the agreement, the investor paid the remaining $10,000 to the Company. The resale of the shares held by the purchaser is subject to a lock-up agreement.

On October 23, 2020, the Company entered into an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products, to acquire all of Razor Jacket’s equipment and know-how relating to the manufacture of cannabinoid isolates and related products (the “Assets”). The purchase price for the Assets is (a) $300,000 in cash, payable at closing; (b) 625,000 shares of restricted common stock, payable at closing; and (c) the right for the sellers to earn up to 16.5 million shares of a to-be designated series of preferred stock of the Company, which will be convertible into common stock on a one-for-one basis, subject to certain conditions. The acquisition of the Assets is subject to customary closing conditions and the transaction is expected to close in November 2020, with an effective date of November 1, 2020. In conjunction with the closing of the acquisition, the Assets and the two principals of Razor Jacket are expected to be relocated to the Company’s facilities in Texas.

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

The term of the Agreement is from November 15, 2019 until expiration of the EM3 Exclusive License Agreement.  The expiration date of the EM3 Exclusive License Agreement is October 1, 2021, however, it is renewable for successive two-year terms, subject to the payment of additional consideration by TMDI to EM3 (which the Company has agreed to pay under the Agreement) or meeting certain continuing volume commitments. The EM3 Exclusive License Agreement can also be terminated by EM3 at any time, for any reason, with 30 days prior written notice, provided that upon such termination the exclusive rights provided under the EM3 Exclusive License Agreement continue on a non-exclusive basis for so long as the MDI’s are being manufactured or distributed in an applicable state where exclusivity previously existed. During the term of the Agreement, the Company is required to advance payments to TMDI that TMDI is required to make to EM3, pursuant to the EM3 Exclusive License Agreement. The Company’s obligation to make such advancements to TMDI is conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company has an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables are purchased from EM3 for use in such states during the preceding year). The Company has partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and has agreed to pay the remaining license fee of $65,000 in cash within a 24-month period (see also Note 4 to the financial statements included above). The Agreement also requires that Donal R. Schmidt, Jr. continue to serve as the Chief Executive Officer of, and as a member of the Board of Directors of, the Company, during the term of the Agreement. The Agreement can be terminated by TMDI if the Company does not make efforts to commercially develop the licensed items (as described in greater detail in the Agreement), and such failure continues for 30 days after notice thereof is provided by TMDI to the Company, and either party can terminate the Agreement if the other party breaches any term of the Agreement and such breach continues for 60 days after written notice thereof is provided by the non-breaching party. All rights under the Agreement expire upon termination thereof.

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

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three month and six month periods ended September 30, 2020 and 2019, as reported in our consolidated financial statements included in Item 1.

Three months ended September 30, 2020 versus three months ended September 30, 2019

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

The revenues from such sales in the three months ended September 30, 2020, consisting solely of retail orders, were $1,629 compared to zero for the three months ended September 30, 2019. Revenues from sales of the Company’s inhaler products, under both sales channels, are expected to gradually increase in the future.

Cost of Goods Sold - Cost of goods sold for the three months ended September 30, 2020 were $4,791 compared to zero for the three months ended September 30, 2019.  The cost of goods sold in the 2020 period reflected the cost of procuring inhalers and related products and supplies for resale and resulted in a negative gross profit of $3,162 for the three months ended September 30, 2020.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2020 were $593,164 compared to $20,906 for the three months ended September 30, 2019. This increase was due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI. Included in general and administrative expenses were non-cash stock compensation expenses for restricted stock grants to various consultants in the amounts of $1,250 and $10,750, respectively.

Amortization Expense - Amortization expense for the three months ended September 30, 2020 was $25,000 compared to zero for the three months ended September 30, 2019. This increase was due to the Company’s quarterly amortization of its obligation to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Depreciation Expense - Depreciation expense for the three months ended September 30, 2020 was $2,418 compared to zero for the three months ended September 30, 2019. This increase reflects the Company’s initial purchase of property and equipment in the three months ended September 30, 2020.

Interest Expense - Interest expense for the three months ended September 30, 2020 was $16,792 versus $46,767 for the three months ended September 30, 2019. This decrease was due to lower level of outstanding borrowings following the conversion of certain convertible notes payable into common stock in November 2019 and again in August 2020.

Net Loss - Net loss for the three months ended September 30, 2020 was $640,536 compared to $67,673 for the three months ended September 30, 2019, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Six months ended September 30, 2020 versus six months ended September 30, 2019

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

The revenues from such sales in the six months ended September 30, 2020, consisting mostly of two large wholesale orders, were $130,916 compared to zero for the six months ended September 30, 2019. Revenues from sales of the Company’s inhaler products, under both sales channels, are expected to gradually increase in the future.

Cost of Goods Sold - Cost of goods sold for the six months ended September 30, 2020 were $23,347 compared to zero for the six months ended September 30, 2019. The cost of goods sold in the 2020 period reflected the cost of procuring inhalers and related products and supplies for resale and resulted in a gross profit of $107,569, and a gross profit as a percentage of revenues of approximately 82%, reflecting a relatively large portion of sales to higher profit wholesale customers.

General and Administrative Expense - General and administrative expenses for the six months ended September 30, 2020 were $1,222,674 compared to $43,880 for the six months ended September 30, 2029. This increase was due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being sublicensed from TMDI. Included in general and administrative expenses were non-cash stock compensation expenses for restricted stock grants to various consultants in the amounts of $340,834 and $21,500, respectively.

Amortization Expense - Amortization expense for the six months ended September 30, 2020 was $50,000 compared to zero for the six months ended September 30, 2019. This increase was due to the Company’s quarterly amortization of its obligation to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Depreciation Expense - Depreciation expense for the six months ended September 30, 2020 was $2,418 compared to zero for the six months ended September 30, 2019. This increase reflects the Company’s initial purchase of property and equipment in the six months ended September 30, 2020.

Interest Expense - Interest expense for the six months ended September 30, 2020 was $39,393 versus $92,866 for the six months ended September 30, 2019. This decrease was due to lower level of outstanding borrowings following the conversion of certain convertible notes payable into common stock in November 2019 and again in August 2020.

Net Loss - Net loss for the six months ended September 30, 2020 was $1,206,916 compared to $136,746 for the six months ended September 30, 2019, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the six months ended September 30, 2020 was $984,181 compared to $13,574 for the six months ended September 30, 2019. This net increase was largely due to the higher level of overhead costs and buildup of product inventory levels following the Company’s recent adoption of a new business strategy in early 2020, as further noted above.

Investing activities. Net cash used in investing activities was $92,979 for the six months ended September 30, 2020 compared to zero for the six months ended September 30, 2019. This increase was largely due to the Company’s initial purchase of property and equipment in the six months ended September 30, 2020.

Financing activities. Net cash provided by financing activities was $1,207,000 for the six months ended September 30, 2020 compared to $15,500 for the six months ended September 30, 2019. This increase was largely due to the private sales of 4,940,000 shares of restricted common stock in the amount of $1,235,000 and the issuance of convertible notes payable in the amount of $122,000, partially offset by the payments of convertible notes payable in the amount of $150,000.

Effective August 31, 2020, the Company reached the necessary milestone to trigger the automatic conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock. As of September 30, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $76,028, remain outstanding and are available to be subsequently converted into 8,085,221 shares of common stock, subject to the ownership limitation (see Note 5). This conversion has the effect of improving the Company’s debt to equity ratio and will significantly reduce interest expense moving forward.

On October 15, 2020, the Company entered into a private stock subscription agreement with an accredited investor whereby the Company agreed to sell the investor 2,640,000 shares of restricted common stock and warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a term of one year, in exchange for a cash payment to the Company in the amount of $100,000, and the performance of certain other obligations. Based on previous negotiations between the Company and the investor prior to the execution of this agreement, the investor had made a provisional payment of $90,000, which was reflected by the Company as a liability as of September 30, 2020. Upon execution of the agreement, the investor paid the remaining $10,000 to the Company. The resale of the shares held by the purchaser are subject to a lock-up agreement.

On October 23, 2020, the Company entered into an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products, to acquire all of Razor Jacket’s equipment and know-how relating to the manufacture of cannabinoid isolates and related products (the “Assets”). The purchase price for the Assets is (a) $300,000 in cash, payable at closing; (b) 625,000 shares of restricted common stock, payable at closing; and (c) the right for the sellers to earn up to 16.5 million shares of a to-be-designated series of preferred stock of the Company, which will be convertible into common stock on a one-for-one basis, subject to certain conditions.  The acquisition of the Assets is subject to customary closing conditions and the transaction is expected to close in November 2020, with an effective date of November 1, 2020.  In conjunction with the closing of the acquisition, the Assets and the two principals of Razor Jacket are expected to be relocated to the Company’s facilities in Texas.

We have not generated a net profit from sales of our inhaler products beginning in early 2020. Additionally, we had a working capital deficit of $522,250 as of September 30, 2020. Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $4,808,335 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

As of September 30, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective because of a lack of segregation of duties, as described in Item 9A. of our Annual Report on Form 10-K for the year ended March 31, 2020, which we view as an integral part of our disclosure controls and procedures.

The lack of segregation of duties referenced above represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2020.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended September 30, 2020 and from the period from October 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company’s June 30, 2020, Quarterly Report, or in a Current Report on Form 8-K, except as disclosed below:

During the six month ended September 30, 2020, the Company entered into private stock subscription agreements with various accredited investors whereby the Company sold a total of 4,940,000 shares of restricted common stock to these investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $1,235,000.

Additionally, the Company awarded 1,363,334 shares of restricted common stock to a total of 12 consultants during the six month ended September 30, 2020 as compensation for services.  Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the shares at a price of $0.25 per share, for total non-cash compensation expense of $340,834.

On June 30, 2020, July 13, 2020, and August 14, 2020, the Company and Power Up Lending Group, Ltd. (the “Buyer”) entered into three identical Securities Purchase Agreement (the “Agreements”) with respect to Convertible Promissory Notes (the “Notes”) issued by the Company to the Buyer in the total amount of $125,000. The Notes have a maturity date of one year after the date of each issuance and bear interest at a rate of 12% per annum, which is not due until maturity. At the option of the Buyer, the Notes may be converted into shares of the Company’s common stock beginning one hundred eighty (180) days following each issuance. Under this option, the conversion price is subject to a discount of 42%, based on the average of the three (3) lowest closing bid prices for the common stock during the prior fifteen (15) trading day period. The Buyer will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time.

On October 15, 2020, the Company entered into a private stock subscription agreement with an accredited investor whereby the Company agreed to sell the investor 2,640,000 shares of restricted common stock and warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a term of one year, in exchange for a cash payment to the Company in the amount of $100,000, and the performance of certain other obligations.  Based on previous negotiations between the Company and the investor prior to the execution of this agreement, the investor had made a provisional payment of $90,000, which was reflected by the Company as a liability as of September 30, 2020.  Upon execution of the agreement, the investor paid the remaining $10,000 to the Company. The resale of the shares held by the purchaser are subject to a lock-up agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the six-months ended September 30, 2020, the Company entered into private stock subscription agreements with various accredited investors whereby the Company sold a total of 4,940,000 shares of restricted common stock to these investors at an offering price of $0.25 per share, resulting in gross proceeds to the Company of $1,235,000.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Asset Purchase and Sales Agreement dated October 23, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., as purchaser, and Razor Jacket, LLC, Frank Gill, and Ryan Johnson, as sellers (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2020, and incorporated herein by reference)(File No. 000-55018).

10.1

Securities Purchase Agreement between Rapid Therapeutic Science Laboratories, Inc. and Power Up Lending Group, Ltd., dated as of September 30, 2020 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020, and incorporated herein by reference)(File No. 000-55018).

10.2

Form of Subscription Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2020, and incorporated herein by reference)(File No. 000-55018)

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
November 9, 2020