Form 10-KT
period 2020-12-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2021-03-16
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

________________________________________

FORM 10-KT

________________________________________

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2020 to December 31, 2020

Commission File Number: 000-55018

Rapid Therapeutic Science Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5580 Peterson Ln., Suite 200

Dallas, TX 75240

(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (800) 497-6059

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  NO ☐

1

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39,470,000. In determining the market value of the voting equity held by non-affiliates, securities of the registrant beneficially owned by directors, officers and 10% or greater shareholders of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the registrant’s common stock outstanding as of March 15, 2021 was 182,354,331.

2

3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K (this “Report”) contains certain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Those statements appear in this Report, particularly in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and include statements regarding the intent, belief or current expectations of the Company and management that are subject to known and unknown risks, uncertainties and assumptions. Examples of forward-looking statements include statements relating to macroeconomic conditions; our expectations regarding future growth, including future revenue and earnings increases; our expectations regarding new products and market acceptance of current and new products; anticipated changes in regulations and market acceptance of our products and industry; our growth plans and opportunities, including our strategies for future acquisitions, future product expansion, potential client marketing and targeting and potential geographic expansion; estimated returns on future acquisitions; and other statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, the competitive landscape for our products, plans or intentions relating to acquisitions and developments and other information that is not historical information, and our assumptions underlying these expectations.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this Report, whether as a result of any new information, future events or otherwise.

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

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

GLOSSARY OF CANNABINOID INDUSTRY TERMS

The following are abbreviations, acronyms and definitions of certain terms used in this document, which are commonly used in the cannabinoid industry:

“API” means active pharmaceutical ingredients.

“Bronchospasm” occurs when the airways (bronchial tubes) go into spasm and contract. This makes it hard to breathe and causes wheezing.

“Bioavailability” means the proportion of a drug which enters the circulation system when introduced into the body.

“Cannabinoids” mean compounds found in cannabis sativa L., and when used throughout this Report, refer to compounds found in the hemp plant which do not contain THC.

“CBD” or cannabidiol is an active ingredient in cannabis derived from the hemp plant. CBD is a non-psychoactive oxidative degradation product of THC.

“CBG” or cannabigerol is an active ingredient in cannabis derived from the hemp plant.

“CBN” or cannabinol is a cannabinoid derived from the hemp plant.

“CMDICB” means the Cannabinoid MDI Certification Board, which was established to ensure manufacturers producing cannabinoid based metered dose products understand the potential public health and safety risks associated with delivering a medication in an aerosolized, inhalable format.

“cGMP” means current good manufacturing practice regulations promulgated by the FSA under the authority of the FFDCA. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective.

“CSA” means the Controlled Substances Act, the statute establishing federal U.S. drug policy under which the manufacture, importation, possession, use, and distribution of certain substances is regulated.

“DEA” means the U.S. Drug Enforcement Administration, a United States federal law enforcement agency under the United States Department of Justice, tasked with combating drug trafficking and distribution within the United States.

“FDA” means The U.S. Food and Drug Administration, which is a federal agency of the United States Department of Health and Human Services. The FDA is responsible for protecting the public health by ensuring the safety, efficacy, and security of human and veterinary drugs, biological products, and medical devices; and by ensuring the safety of U.S. food supply, cosmetics, and products that emit radiation.

“FFDCA” means the Federal Food, Drug and Cosmetic Act, which is a set of U.S. laws passed by Congress in 1938 giving authority to the FDA to oversee the safety of food, drugs, medical devices, and cosmetics.

“FTC” means the U.S. Federal Trade Commission, which is an independent agency of the United States government whose principal mission is the enforcement of civil U.S. antitrust law and the promotion of consumer protection.

“GAD” means general anxiety disorder, an ongoing anxiety that interferes with daily activities.

“Isolate” is a crystalline solid or powder that contains cannabinoids.

“Laryngospasm” refers to a sudden spasm of the vocal cords.

“Lipoid pneumonia” is a rare disease that occurs when oil or fat enters the lungs.

“MDI” means metered dose inhaler, which is a device that delivers a specific amount of inhalant (which may include medicine) to the lungs, in the form of a short burst of aerosolize inhalant, that is usually self-administered via inhalation.

“non-THC cannabinoids” means cannabinoids which do not contain THC.

“NPC” means non-psychoactive cannabinoids.

“Pharmaceutical-grade” means any active or inactive drug, biologic, reagent, etc., manufactured under GMP which is approved, conditionally approved, or indexed by the FDA or for which a chemical purity standard has been written or established by a recognized compendia (e.g., United States Pharmacopeia-National Formulary (USP/NF) or British Pharmacopeia (BP)).

“Phytocannabinoids” mean cannabinoids that occur naturally in the hemp plant.

“Phytoextracts” mean plant extracts.

“pMDI” means pressurized metered dose inhaler, which is a form of metered dose inhaler which includes a propellant under high pressure, which releases the inhalant when the canister/container is pushed down.

“PTSD” means post-traumatic stress disorder, a disorder in which a person has difficulty recovering after experiencing or witnessing a terrifying event.

“Pulmonary route of administration” means the inhalation of drugs through the mouth and the further deposition of inhaled pharmacological agents in lower airways.

“Terpenes” are aromatic compounds found in many plants. Cannabis plants contain high concentrations of terpenes. These aromatic compounds create the characteristic scent of many plants, such as cannabis, pine, and lavender, as well as fresh orange peel.

“THC” means tetrahydrocannabinol, which is the principal psychoactive constituent of cannabis.

“USDA” means the U.S. Department of Agriculture, which is the U.S. federal executive department responsible for developing and executing federal laws related to farming, forestry, rural economic development, and food.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report.

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On February 16, 2021, our board of directors approved a change in our fiscal year end from March 31 to December 31. As a result of this change, we are filing this Transition Report on Form 10-K for the nine-month transition period ended December 31, 2020.

Overview

We are an innovative biotech company specializing in aerosol delivery of non-psychoactive cannabinoids (NPC)1 to the blood stream though the pulmonary route of administration. We were founded to identify new ways to leverage aerosol devices known as pressurized meter dose inhalers, otherwise referred to as pMDI or just MDI, in our daily lives, which create effective delivery systems for many types of phytocannabinoids (cannabinoids that occur naturally in the hemp plant).

The Company’s founders believed that hemp phytoextracts (extracts from the hemp plant) specifically, but not limited to, NPCs, could possibly help individuals find a new way to manage or support the treatment of chronic pain, post-traumatic stress disorder (PTSD), insomnia, surgery recovery, and a wide range of other ailments. What started as an idea of using an inhaler to deliver a potential pain reliever CBD, has grown into a company that produces many different NPCs and/or blends thereof, which can safely, efficiently, and cost effectively, be delivered to consumers.

We use the highest quality ingredients and manufacturing practices to ensure consumers get the purest possible product that is produced according to good manufacturing practices, otherwise known as GMP. The Company recognized very early that aerosol manufacturing, in combination with new unique proprietary technology and formulations, would meet the needs of consumers looking for a better way to utilize hemp products.

New and more effective delivery systems for active pharmaceutical ingredients (“API”) or supplements have been a growth engine for brands and companies for years.  In this vein, we believe that providing consumers with safer, faster and more efficient ways to deliver NPCs will drive the growth of our business.

At the heart of our mission is ensuring that we are constantly striving to maintain the highest level of quality and compliance in our formulations and manufacturing practices so that we can ensure a long-term sustainable pipeline of products that will benefit our customers and consumers.

Our product lines focus on safe, legal and effective API. The Company exclusively uses API consisting of our proprietary blend of isolate (crystalline solid or powder) derived NPCs. We have named our NPC blend N-PsicanTM. As a result of a recently completed vertical acquisition, we own the process and extraction method we believe will result in the highest pharmaceutical grade NPCs available now and in the future. This ability to source, manufacture and sustain our own API ingredients is expected to result in lowering costs and providing a consistent and measured dose for consumers. In addition, we anticipate that this will allow for a higher degree of safety because we will control the entire manufacturing process.

As such, we now manufacture our own pharmaceutical grade NPCs s. These products are ultra-pure and unadulterated. As such, using our own NPCs derived from our proprietary processes which we control quality and purity of to an extreme degree, and which we plan to take steps to patent.

Using our own NPCs as the API, we manufacture our own branded MDI under the nhālerTM brand name using our proprietary blends. NPCs and their substrates are legal for manufacturing and human consumption in Texas under House Bill 1325 (discussed below). None of our products contain any psychoactive cannabinoids or tetrahydrocannabinol (THC) compounds of any amount.

________________________

1.NPCs include, but are not limited to, cannabidiol (“CBD”), cannabigerol (“CBG”), cannabichromene (“CBC”), and cannabinol (“CBN”).

The Company believes it is unique in the emerging hemp industry in that it does not use “full spectrum” oil, nor does it use compressed air as a propellant. Full spectrum oil is an industry term that means the composite hemp plant crude extract has been liquified using a solvent. The amounts and quantity of any API in full spectrum oil is not readily ascertainable, nor is the consumer usually aware of what solvents are used to liquify the extracts. Accordingly, we do not believe that it is possible to manufacture a safe MDI using full spectrum oil as the product could be adulterated or even toxic, depending upon how the extracted crude is handled and prepared. Any impurity, contaminants, or solvents used in full spectrum oil can endanger a consumer and cause any number of ailments, including laryngospasms, bronchospasms, or lipoid pneumonia. The Company has identified these issues and has consistently worked to avoid any toxicity, impurities or contaminants in its products.

In furtherance of our commitment to safety and purity, the Company’s MDI are made using U.S. The Food and Drug Administration (FDA) listed cans, valves, actuators, propellant and excipients following GMP. All of these parts are manufactured under GMP in accordance with each manufacturer’s requirements which are listed in master drug files with the FDA. We purchase these parts and inert ingredients directly from one or two of the largest suppliers of FDA listed consumables in the world. We also only use cGMP HFA-134a propellant which is listed with the FDA and approved for humans in our products. The technology we use is safe if properly applied and has been researched over more than 70 years with hundreds of drugs. At no time does the Company use THC in its products. The Company is certified by the Cannabinoid MDI Certification Board (CMDICB) with respect to manufacturing of its MDI.

We believe we are the only company in the world that is manufacturing an MDI with an NPC API safe for human consumption. To this end we have hired an experienced pharmaceutical industry veteran (Dr. Duane Drinkwine, our Chief Science Officer (a non-executive position)), who has years of experience with companies such as GlaxoSmithKline, Pfizer and Bayer manufacturing APIs for prescription inhalers. Dr. Drinkwine brings over a decade of isolate API production experience to the Company and provides expertise in manufacturing, oversight of safety and compliance related to prescription medication.

The Company has test marketed its MDI products directly to pharmacies and physicians who treat a wide range of ailments including, but not limited to, general anxiety disorder (GAD), post-traumatic stress disorder (PTSD) and pain management. During this period, we collected feedback and suggestions for product enhancement and consumer satisfaction.

Consistent with the entire hemp space, none of our products are approved by the FDA or under the Federal Food, Drug and Cosmetic Act (FFDCA). We always encourage consumers to do their own research regarding all cannabinoids and our products. We make no claims about therapeutic benefits of our products. None of our products are intended to diagnose, treat, cure or prevent any disease. We recommend any consumer always consult a physician prior to using any cannabinoid product. Any consumer who uses hemp products might have an adverse reaction and/or a drug interaction with another medication and if so, should stop use immediately and seek appropriate medical attention.

Early cannabinoid MDIs introduced to the marketplace and to our knowledge, those of our current competitors, caused side effects such as irritation of the throat, vocal cords and esophagus, which consumers have not reported in connection with our MDIs.

Our core business model includes a new marketing and sales approach to the medical community that is primarily based upon tried and proven sales techniques used in the pharmaceutical industry. We applied these sales techniques and found that they worked well with our product. Unfortunately, this marketing and sales campaign was interrupted in December 2019 when a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was first reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. As a result, in March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. When this occurred our ability to access physicians’ and other health care providers’ offices was negatively affected. However, we pivoted to product development and began successfully seeking acquisition of an isolate manufacturer that could produce a secure supply of high-quality  pharmaceutical grade NPCs, which acquisition we completed in November 2020 (see “Additional Recent Acquisition and Transactions”, below). In addition, during this time we took the opportunity to adjust our formula to eliminate any and all possible adulteration from our products and to reduce the possibility of any adverse side-effects associated with the use of our MDI.  More recently, we have started the process of planning to travel to physician’s offices with the current declines in the spread of COVID-19.

From day one we have placed great emphasis on manufacturing a product that meets cGMP. “cGMP” means current good manufacturing practice regulations promulgated by the FSA under the authority of the FFDCA. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. This goal of being fully compliant is being pursued at a high rate and we apply appropriate measures to reduce risk of non-compliance.  Our filling facility or MDI laboratory is certified to cleanroom classifications ISO 6 and 7, which are a measure of how clean a cleanroom is (ISO levels are from 1 to 9, with 1 being the ‘cleanest’). These control rooms allow us to formulate and manufacture our products in a sterile environment.

As such, with a product offering that is pure, safe and efficient, we plan to begin a renewed marketing and sales campaign in 2021, as COVID-19 hopefully winds down, and vaccines make it safer for our sales team to meet with our primary marketing targets. Our initial post-COVID-19 product marketing campaign is planned to focus on safe, legal and effective NPCs as the API. We believe that the ability to source and sustain our own ingredients will result in lowering our costs and providing a consistent and measured dose for consumers.

Our Products

As our primary product, we offer MDIs, which are devices that deliver a measured amount of medication in a mist to the lungs. The mist is in the form of a short burst of aerosolized inhalant that is usually self-administered by the user via inhalation. As secondary products, we also offer a sublingual oral spray device and water-soluble CBD and CBG isolates.

Our MDIs contain an API of a proprietary NPC isolate blend including, but not limited to, CBD and/or CBG. The product is sold under the nhālerTM brand name.

The API is delivered to a user in a mist when inhaled. The droplet size of the liquid solution in the mist is engineered through a proprietary process to be of a size that the individual droplet can be absorbed directly into the blood stream through the cellular wall of the alveoli (the tiny air sacs of the lungs) and its surrounding blood vessels. This process is known as the pulmonary route of administration. If the droplet size is too large to enter the alveoli it is considered topical in nature and is of lower bioavailability and efficacy. If the droplet size is too small, the droplet is not heavy or dense enough to be absorbed and will be exhaled, thereby lowering bioavailability and efficacy. As such, the proprietary knowledge needed to engineer an appropriate droplet size is crucial to manufacturing an effective MDI.

Our cans, valves, actuators and filling equipment are all on file with the FDA. We further attempt to fully comply with all GMP requirements followed by the manufacturers of our consumables and equipment except for the API.

Our pharmaceutical grade propellant and CBD isolate are considered non-toxic by the FDA. We use a small amount of medical inhalation grade ethanol. Further, with our MDI, there is no smell and it will keep working even if submerged in water.

Finally, bioavailability (the proportion of a drug or other substance which enters the circulation when introduced into the body and is able to have an active effect) is very high in a properly designed and formulated MDI, such as ours. As bioavailability decreases, a consumer must consume more of the substance to achieve the desired amount in the blood stream. Accordingly, lower bioavailability means more of the substance is lost and therefore more must be purchased and consumed. Our bioavailability is generally believed to exceed any other route of administration of NPC in the hemp market.

Our MDI is engineered, formulated and manufactured using the strictest aerosol device standards and GMP guidelines to ensure efficacy and quality. Our API is derived from high quality pharmaceutical grade cannabinoid isolates. Our API is made on custom fabricated equipment that is exclusive to our Company, which we plan to take steps to patent.

Our product’s main positioning will focus on the superior delivery system of the MDI (ultra-high bioavailability) and the quality of the NPC API.

Our nhālerTM MDI provides:

•100 metered doses.

•5mg of our proprietary API pure cannabinoid isolate blend of NPC known as N-PsicanTM.

•500mg of API per MDI.

•Zero THC.

Our recently introduced sublingual oral spray device (which is applied under the tongue) utilizes essentially the same manufacturing technology and equipment that is used in our MDI’s.  However, for those users who would prefer oral or sublingual routes of administration, it delivers a uniform mist of a consistent dosage inside the mouth which is easily absorbed in the tissues of the mouth and gums or swallowed. We developed this new product through our own recent research efforts as a way to eliminate potential discomfort associated with the delivery of pharmaceutical grade isolate through an inhaler.  Our sublingual spray is currently available for sale to the public.

Our proprietary pharmaceutical isolate is available to be purchased by manufacturers of non-competing products lines that use CBD.

Finally, as previously mentioned, we have also developed another new secondary product offering in the form of water soluble CBD isolates. This new product consists of isolates which are extracted using our proprietary technology resulting in an NPC that is dissolvable in a solution, thus offering a much higher absorption rate and which does not require a solvent. This technology is related to nano particles of NPC combined with other well-known safe organic chemicals used in the pharmaceutical space.

We plan to offer these new isolate products in conjunction with the anticipated startup of our new manufacturing facility in Plano, Texas, which is planned to go live in the second or third quarter of calendar 2021.

Our Competitive Strengths

We believe our business has, and our future success will be driven by, the following competitive strengths:

•Emphasis on Precision, Quality and Consistency in our Manufacturing. While most companies in the space have focused on getting low-cost low quality CBD products to market in an effort to turn a quick profit, our focus has been on our science and manufacturing practices. We built ISO 6 and 7 control rooms to ensure our manufacturing practices, product development and safety protocol all follow GMP. Our acquisition of assets from Razor Jacket, LLC (“Razor Jacket”, as discussed below) ensures that our products will contain some of the highest quality NPC APIs available in the CBD and hemp market places.

•Differentiated Business Model. In our experience, most companies in the cannabinoid industry only focus on direct to consumer and potentially store/dispensary sales. We have built our business more in line with those of true pharmaceutical and consumer product brands.  Our plan is to focus our MDI sales efforts in more direct sales models, such as the following:

-Doctor detailing

-Healthcare Group and Clinic Direct Sales

-Traditional Retail Sales

-Direct to Consumer (with professional recommendation)

As an aerosol business we also have plans to extend our product lines to leverage other “safe for inhalation” APIs in the future. We expect that this ability to provide a new, better delivery system to established supplements and medications will drive our growth.

•Superior Delivery System with Proven Efficacy History. MDIs have been in use for over 70 years and we believe they are the best way to get safe to use inhalants into a user’s blood stream outside of an IV.  We have spent substantial time and resources perfecting the technology to ensure that our devices operate as designed. This involves ensuring the parts and machines are pharmaceutical grade, our lab is up to GMP standards, our dosing is accurate and measured and we believe our API are the highest medical quality. In short, the MDI we build are believe to be safe and unadulterated.

•Proprietary Active Pharmaceutical Ingredients (API). The acquisition of assets from Razor Jacket allows the Company to bring the production of medical grade API production in-house. Our now in-house production of isolate was developed by experienced industry professions exclusively for MDI use.

•Long Term Supplier Relationships. We are invested in long term relationships with our pharmaceutical providers for cans, valves, actuators and technical equipment. This allows us to be able to expand our manufacturing capacity quickly and scale up to meet customer demand.  One of our affiliates (an entity controlled by Mr. Schmidt, our Chief Executive Officer and director) is also the only authorized dealer of medical/pharmaceutical grade propellent in the hemp space meaning that we will always have access to one of the main ingredients to ensure our devices work properly.

•Market Knowledge and Understanding. With over 30 years combined experience in the development of NPC API, our team has a high level of industry knowledge.  Our team has vast experience and extensive industry contacts to assist in the procurement of raw materials in the hemp space.  Our leadership team has experience building, scaling and taking businesses public.  We also have extensive technical expertise in the manufacturing of API and metered dose inhalers. In addition, we are experienced in consumer deliverables and training.

•FDA. The Company is pursuing FDA registration. The Company has engaged consultants to assist with this process under a multi-year contract. In addition, these consultants are overseeing implementation of the Company’s quality control system in both manufacturing of MDI and production of isolates in moving towards certified laboratories.

•Clinical Trials. The Company has begun the process of clinic trials of its MDI. It will be testing the product’s effects related to pain, PTSD, anxiety, insomnia, inflammation and recovery related to long haul effects of COVID-19.

Competitive Landscape

The Company believes its MDI is unmatched in the current CBD product marketplace.  The combination of our proprietary NPC API and our unique MDI delivery system create a suite of products that are highly differentiated from any other product on the market. To our knowledge, at the current time, we do not have any direct competitors who offer the same type of product.

However, there are other so-called cannabinoid inhalers offered in the marketplace, and there is an abundance of other cannabinoid products available. We face competition from manufacturers of other cannabinoid inhalers.

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

Our Targeted Customers

We plan to focus our sales and marketing efforts towards three types of target customers:

1)Medical Providers, and licensed professionals. We plan to hire a team of direct sales representatives to target both local clinics and national medical chains, leveraging their previous relationships to facilitate business directly to their patients/customers.  Our efforts will be directed toward a broad group of licensed medical professionals, including physicians (doctor of medicine’s (MD’s) and doctors of osteopathic medicine (DO’s)), medical technologists, chiropractors, physical therapists and others. The Company’s primary marketing focus will be on this sales channel, as we strive to have these types of licensed medical providers endorse our products to their patients/customers.

2)Pharmacies and specialty retailers. We anticipate a secondary sales team will be hired to target pharmacies which include regional and local chains as well as walk-in compounding pharmacies for behind the counter sales of MDI. Next, this same team is expected to target specialty retailers such as CBD shops, smoke shops, convenience stores, country club pro shops and gyms and/or work out facilities with our new oral spray.

3)Business to Consumer (“B2C”). We plan to hire a marketing team to create consumer response and direct impressions to our online marketplace where consumers will go to purchase our nhālerTM and other products. We plan to target these consumers through direct-to-consumer digital campaigns as well as through physician recommendations. We have hired a consultant to oversee the strategy, and oversee hiring, training, and implementation to facilitate our sales and marketing efforts for our target customers, which is subject to the Company raising adequate funds.

Marketing

Our plans are to employ a three-prong marketing approach: (1) generate leads for our direct sales team in the medical space, (2) generate consumer interest in our products to purchase MDI at pharmacies and/or oral sprays online, or through flex stores and specialty retailers, and (3) achieve customer retention and build upon the nhālerTM brand.

Direct sales team leads, direct consumer sales, branding, and customer retention will predominantly be initially generated through the use of both inbound and outbound marketing and are planned to include: Industry organizations, trade shows, public relations, paid advertising, online presence, search engine optimization, social media, email database marketing, and customer relationship management (CRM).

Search Engine Optimization (SEO) will be a high priority of ours to ensure that certain selected search engine keywords will direct online users to our family of websites.  SEO is planned to be achieved through the use of proper meta tags, title tags, keyword density, keyword frequency, and every other aspect as recognized by the major search engines.  We also plan to internally employ a team of SEO programmers to work to ensure that our websites are, to the extent possible, listed near the top of the first page of major search engines when selected keywords are requested in a consumer search.

Our Growth Strategy

Our growth strategy is expected to build on what we believe is a superior delivery system that delivers a superior API, that together increases performance and safety of our products.  We plan on growing our business in three main ways:

1.Capturing market share in the hemp space. Due to the fact that we believe our products create higher value for consumers based on the bioavailability of our ingredients, are faster acting and accurate in dosing, we believe that we will be able to increase our consumer pool and to provide top line growth for our retail and clinic customers.

2.Increasing penetration of hemp user. There is a decreasing stigma around the use of cannabis products as our society and legal view on these is rapidly evolving. There are still some people and physicians unwilling to use these products largely based on the inability to achieve accurate and controlled dosing. Our product lines are meticulously manufactured to ensure an accurate and measured dose with every actuation. We believe that this will allow us to provide consumers and medical practitioners with the peace of mind that they can utilize our products safely and effectively and thus bring new consumers into the category.

3.Expand our product portfolio. Our growth focus in product portfolio expansion will focus on identifying “safe for inhalation” ingredients which are currently being used in less efficacious delivery methods and put them into our delivery device.

4.Cannabinoids, the FDA, and Clinical Testing. At this point the cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation.  There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our goal is to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We have partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems. This testing is scheduled to start as soon as our existing products liability carrier approves the physicians and testing groups involved in the trials as additional insureds.  In addition to clinical testing, we have engaged with a group of FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA.

5.Legal Status. Our products are not FDA approved. CBD is considered a drug by the FDA and no CBD product except one prescription product is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large.

6.Pending Legislation. There is a bill pending in the 117th Congress (United States House of Representatives H.R. 841) introduced on February 4, 2021 entitled:” Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2021”. The purpose of the bill is to make hemp, cannabidiol derived from hemp, and any other ingredient derived from hemp lawful for use under the Federal Food, Drug, and Cosmetic Act, as a dietary ingredient in a dietary supplement, and for other purposes. Although this bill is promising, there is no guarantee this bill will pass Congress or be signed into law by the President or that our products would qualify as dietary supplements.

7.International Expansion. We plan to eventually seek to expand our marketing and sales to outside of the United States, potentially beginning at the end of 2021, funding permitting, and assuming further declines in the spread of COVID-19.

Scale-Up Manufacturing

Manufacturing production at our current facility can produce up to 3.6 million MDI units per year. This assumes a single daily 8-hour shift. If sales and demand for our product outpaces current manufacturing capabilities, we plan to increase production by:

•Increasing manufacturing shifts to two and then three in our current manufacturing laboratory per day.

•Increasing the amount of manufacturing equipment and employees.

•Expanding on the size of a new facility which incorporates semi-robotic filling equipment.

Presently, our isolate manufacturing laboratory can produce more API than we can utilize for our MDI.

CBD Industry Market Overview

According to a report published in December 2019, by Grand View Research, entitled “Cannabidiol Market Size, Share & Trends Analysis Report By Source Type (Hemp, Marijuana), By Distribution Channel (B2B, B2C), By End Use, By Region, And Segment Forecasts, 2019 - 2025”, “[t]he global cannabidiol market was valued at USD 4.6 billion in 2018 and is expected to grow at a compound annual growth rate (CAGR) of 22.2% from 2019 to 2025.” The Company operates in the cannabidiol market, marketing its pMDI’s as a delivery method for cannabidiols. The Company competes in the market with other pMDI makers and other producers of alternative cannabidiol delivery systems, such as oral, nasal, or topical.

CBD has driven the hemp boom for a decade now, and that trend is expected to continue for years to come, according to Nielsen Global Connect, a division of The Nielsen Co. which focuses on data for manufacturers and retailers. The rise is driven by increasing acceptance of CBD as a dietary supplement, especially as a global pandemic and economic stressors have consumers reaching for products thought to boost wellness and immunity and enhance relaxation. Nielsen projects that hemp’s 2020 sales of $1.9 billion will balloon to $6.9 billion in 2025, a threefold increase over five years. Inhalable CBD (such as the MDI offered by the Company) is also expected to show significant growth, from $267 million in 2020 to $793 million in 2025 (an increase of 197%).

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, and certain trade secrets. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure will give us a competitive advantage in the marketplace. We plan to rely on a combination of patent, trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property. We require our employees, consultants, and advisors to execute confidentiality agreements and to agree to disclose and assign to us all inventions conceived under their respective employment, consultant, or advisor agreement, using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Our business is affected by our ability to protect against misappropriation and infringement of our intellectual property, including our trademarks, service marks, patents, domain names, copyrights and other proprietary rights.

Our primary web properties are:

•www.nhaler.com, and

•www.rtslco.com

Patent Applications

Moving forward, we plan to file patent applications for various of our processes and manufacturing methods, provided that none have been filed or granted to date.

Trademarks and Copyrights

Although we have not sought copyright registration for our technology or works to date, we rely on common law copyright and trade secret protections in relation to our nhālerTM MDI and our N-PsicanTM API, as well as our RxoidTM.

In addition, while we believe that our current product and service capabilities are highly novel and compelling, we do not intend to be complacent. We plan to continue to learn from our customers and from the market, and if there is an opportunity to deploy a new and improved version of one of our offerings or if we decide there is room in the market for a new type of solution, we fully intend to diligently explore those possibilities to augment our existing business and grow our reach.

Property, Employees and Human Capital Resources

As of the date of this Report, we have eight full-time employees in Dallas, Texas. Our CFO works remotely from Houston, Texas. We have numerous outside consultants that have exclusive agreements with us for their professional services including physicians. We have a corporate office located at 5580 Peterson Ln., Ste. 200, Dallas, Texas, that is provided free of charge by our CEO.  Our laboratory to fill MDI located in Addison, Texas (the amounts due under the lease are guaranteed by our Chief Executive Officer, Donal R. Schmidt, Jr.), and we are planning to lease a new facility to finish reassembling our isolate lab which has been moved from Oregon to Dallas. We plan to eventually move our MDI laboratory to this new location. We may also pursue additional warehousing capabilities. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

Corporate History

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since the time of our incorporation until February 2018, our plan of operation was to re-build primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. In February 2018, we ceased this business and commenced a blockchain mining business through our acquisition of Power Blockchain, LLC (“Power Blockchain”) described below. We have since ceased all electric/power wheelchair and blockchain mining operations and no longer hold any of the prior assets associated with such businesses. No agreements or operations exist relating to our prior business operations as of the date of this Report.

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the two owners of that company in exchange for the issuance of convertible notes in the aggregate principal amount of $2.2 million (of which $165,240 of such convertible notes remains outstanding as of December 31, 2020). Upon consummation of the exchange agreement, Power Blockchain became our wholly-owned subsidiary. This transaction resulted in the transition from the Company’s business of repairing and selling wheelchairs to a new business of mining crypto-currency. On February 14, 2018, we were granted permission from the Kingdom of Lesotho in Africa to conduct crypto-currency mining operations in that country. Shortly thereafter, we acquired and shipped a total of 70 owned crypto-currency miners to Lesotho in order to commence crypto-currency mining operations there. However, due to rapidly declining economic and market conditions in that business, we were never able to commence any mining operations and decided to suspend our mining operations in the middle of 2018.

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), entered into a sublicense agreement (the “Sublicense Agreement”) whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI has licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the Sublicense Agreement the Company obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing hemp extract or hemp isolates or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019).

The term of the Sublicense Agreement was from November 15, 2019 until the expiration of the EM3 Exclusive License Agreement. Pursuant to an amendment to the EM3 Exclusive License Agreement entered into in June 2020, all improvements to the ‘Desirick Procedure’ created by TMDI during the term of such agreement belonged to TMDI, in consideration for 100,000 shares of the Company’s common stock (the “First Amendment”).

During the term of the Sublicense Agreement, the Company was required to advance payments to TMDI that TMDI was required to make to EM3, pursuant to the EM3 Exclusive License Agreement. The Company’s obligation to make such advancements to TMDI was conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company had an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Sublicense Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables are purchased from EM3 for use in such states during the preceding year). The Company partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and agreed to pay the remaining license fee of $65,000 in cash within a 24-month period. The Company recorded the entire $200,000 license fee as an intangible asset and was amortizing it to expense on a straight-line basis over a 24-month period. The Sublicense Agreement and EM3 Exclusive License were terminated in connection with the parties’ entry into the Settlement Agreement discussed below.

Effective on November 30, 2020, the Company acquired 100% of Rxoid Health Solutions, LLC (“Rxoid Health”), a Texas limited liability company, pursuant to a Membership Interest Purchase Agreement entered into with TMDI, which previously owned such entity, for $100. Rxoid Health owns the right to the RxoidTM brand name, which as of November 30, 2020, is owned and controlled by the Company, and no longer licensed from TMDI. TMDI is controlled by Mr. Schmidt, our Chief Executive Officer and director. RxoidTM Health will be the holding company which will own all intellectual property of the Company, including, but not limited to, that being developed under its isolate operations acquired from Razor Jacket, LLC.

Subsequently, in December 2020, as part of a contemplated liquidation of TMDI, its owners were distributed all of TMDI’s 140,000,000 shares of stock which is subject to Trading Agreements entered into between the Company and the prior shareholders of TMDI.

On February 9, 2021, the Company entered into a Settlement and Mutual Release Agreement dated February 9, 2021 (the “Settlement Agreement”) with TMDI, Diamond Head Ventures, LLC, an entity owned and controlled by Mr. Schmidt and a predecessor to TMDI (“Diamond Head”), EM3, the owner of EM3, Richard Adams (“Adams”) and Holly Brothers Pictures, LLC, an entity co-owned by Mr. Schmidt and Mr. Adams (“Holly”). The Settlement Agreement was entered into in order to settle certain disputes which had arisen between the parties relating to the Sublicense Agreement, EM3 Exclusive License, and related agreements. Pursuant to the Settlement Agreement, the parties agreed to (a) terminate the Sublicense Agreement, EM3 Exclusive License, and a separate Sales and Licensing Agreement dated November 21, 2018, pursuant to which EM3 agreed to sell certain consumables to Diamond Head and provide a license to use certain intellectual property in connection therewith; (b) Adams agreed that the Company was no longer required to issue him 100,000 shares of the Company’s common stock, which were to be issued to him pursuant to the terms of the First Amendment (which have not been issued to date); (c) EM3 and Adams agreed to enter into a new Exclusive License Agreement with the Company (discussed below); (d) each of the parties to the Settlement Agreement, other than the Company, agreed that the Company was the rightful owner of all improvements to the Licensed IP (as defined below), which was created by TMDI, Diamond Head or the Company, prior to, and after the date of the parties’ entry into the Settlement Agreement; (e) Holly Brothers agreed to transfer to Adams ownership of a touring coach; and (f) each of TMDI, Diamond Head and the Company provided a general release to EM3 and Adams and EM3 and Adams provided a general release to each of TMDI, Diamond Head, and each of their officers, directors and related parties. As a result of the release, the Company no longer owes TMDI (or EM3) any license fees under the Sublicense Agreement or EM3 Exclusive License (including, but not limited to the $65,000 previously owed under the terms of the Sublicense Agreement, which amount was previously accrued).

Also, on February 9, 2021, as a required term and condition of the Settlement Agreement, the Company, EM3, and Adams entered into a new Exclusive License Agreement dated February 9, 2021 (the “New EM3 License”). Pursuant to the New EM3 License, EM3 provided us a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use, including, but not limited to, related consumables (cans, valves, and actuators), filling equipment for pressurized MDIs (pMDIs), and/or plastic testing vials and training, support or maintenance thereon of any combination thereof, and all intellectual property of EM3 relating to the foregoing (collectively, the “Licensed IP”), on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world, in consideration for $10. The New EM3 License provides our right of ownership of any improvements to the Licensed IP, requires EM3 to indemnify us against any claims associated with EM3’s breach of the agreement (including in the event any third-party claims to own the Licensed

IP), and contains non-circumvention provisions. The New EM3 License continues in place until such time, if ever, as we terminate the agreement. In the event we terminate the New EM3 License, we are provided the non-exclusive license to use the Licensed IP throughout the world for so long as we continue to manufacture and distribute products.

As a result of the Settlement Agreement and the New EM3 License, we no longer owe any obligations to TMDI or EM3 (other than the $10 and other consideration already paid), and have a royalty-free, perpetual exclusive license applicable to Texas, California, Florida, and Nevada from EM3 (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions) to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize the Licensed IP, which enables the production of a so-called metered dose inhaler using hemp cannabinoid derivatives under the RxoidTM brand or on a white label basis.  A properly formulated and corrected manufactured MDI is a proven medical technology which is a complete replacement for vape cartridges and e-cigarettes. A cannabinoid MDI which is properly developed and manufactured delivers medication directly to a user’s blood stream through the pulmonary tract.  MDIs are generally sterile, stable, will not oxidize and have a long shelf life not affected by light or temperature. MDIs require neither heat nor batteries. MDIs are efficient devices to deliver medication to humans whether systemically or topically. The Company uses only U.S. Food and Drug Administration (FDA) listed consumables (cans, valves, actuators, and propellant) and equipment in compliance with cGMP to produce its products. The use of excipients in the manufacture of inhalants has long been held to be generally recognized as safe (GRAS). The Company currently has over a dozen proprietary blends of cannabinoids derived from hemp containing cannabidiol, CBD, CBG, cannabinol and/or proprietary terpenes (aromatic oils) which customers often use to help support many common complaints such as pain, inflammation, anxiety, sleep, exercise, recovery and allergies. These are sold under our nhᾱler brand, and under the product names, “chill”, “focus”, and “move”. The Company makes no claims that any of its products have any therapeutic benefits or that they treat any diseases.

With execution of the Sublicense Agreement in November 2019, the Company adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that is being licensed from EM3 with prospective healthcare providers, pharmacies and other parties in the United States and any foreign jurisdiction where hemp products are legal. Simultaneously with the entry into the Sublicense Agreement, the Company exited from its previous operations in the bitcoin mining business, which had been suspended since the middle of 2018.

Additional Recent Acquisition and Transactions

In November 2020, the Company completed its acquisition of Razor Jacket, LLC and the hiring of its owners, Frank Gill (“Gill”) and Ryan Johnson (“Johnson”). The Company purchased all of Razor Jacket’s equipment and all of its know-how relating to the manufacture of cannabinoid isolates and related products, including, but not limited to, terpenes, and the production of isolate and related products.

The Company paid $300,000 in cash, and issued 625,000 shares of restricted common stock to Gill and Johnson, and provided them the right to earn up to 16.5 million shares of Series A Preferred Stock of the Company, convertible for common stock on a one-for-one basis, subject to certain conditions.

As of the date of this filing, Gill and Johnson have complied with the majority of conditions under the Razor Jacket acquisition and the Company fully expects all conditions will have been met by June 30, 2021, which includes the construction of a new facility and completion of patent applications.

In addition, Gill and Johnson executed an Assignment of Intellectual Property Agreement in favor of the Company, assigning all of their and Razor Jacket’s intellectual property and rights associated with the process of converting raw hemp or cannabis crude into distinct isolates of NPC, THC2, and all other minor cannabinoids and/or associated terpenes including, but not limited to, the modification of existing commercial or specialty equipment fabricated and assembled to work in conjunction with Razor Jacket’s processes.

_____________________

2. The Company does not presently have any plans to process hemp for the production of any THC. Although the Company acquired proprietary rights to the methodologies to manufacture THC from Razor Jacket, this is not part of its business model.

In connection with the closing, Gill entered into a Trading Agreement with the Company dated November 16, 2020 (the “Common Trading Agreement”), which restricts Gill’s ability to transfer or sell the Closing Shares (and any other shares of Company common stock which he may obtain during the term of such agreement), until October 31, 2023, provided that between October 31, 2021, and October 31, 2023, Gill may sell not more than 10% of the average daily aggregate trading volume of the Company’s common stock over the preceding 30 day rolling period, subject to certain other requirements.

Also in connection with the closing, Gill and Johnston entered into a separate Trading Agreement dated November 16, 2020 (the “Preferred Trading Agreement”), which restricts such person’s ability to transfer or sell any of the shares of common stock issuable upon conversion of the Series A Preferred Stock (and any other shares of Company common stock which they may obtain during the term of such agreement), until October 31, 2025, provided that between October 31, 2022, and October 31, 2025, each may sell not more than 10% of the average daily aggregate trading volume of the Company’s common stock over the preceding 30-day rolling period, subject to certain other requirements.

Subsequently, the Company has hired Dr. Duane Drinkwine, Ph.D. on January 26, 2021 to oversee all laboratory operations for the Company. Dr. Drinkwine has more than 30 years of experience in the pharmaceutical industry. Most importantly, he has significant experience in isolate crystallization, and he has perfected NPC crystallization for human consumption and ultimately for use in application to the FDA. He has significant experience in compliance with cGMP practices, OSHA and EPA lab regulations, and of course, FDA new drug applications.

Dr. Drinkwine was the lead engineer in designing the crystallization equipment for Razor Jacket's isolate extraction facility prior to the acquisition of Razor Jacket’s intellectual property by the Company.

As of March 11, 2021, we have formulated a new API for our MDI that we believe substantially reduces, or in most cases, completely eliminates any irritation of the nose, throat, larynx or bronchial tubes of the lungs. Irritation by inhalation of CBD has been identified as a primary problem of MDI by industry participants and the FDA. We plan to explore patenting this new API moving forward.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company has recently adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently licensed from a third party. This strategy includes typical pharmaceutical type marketing efforts (e.g., marketing directly to doctors) that has been shown to work with traditional drug product type sales, versus novelty type sales, which currently include cannabidiols. We are trying to move away from traditional internet type sales and marketing. To date COVID-19 has resulted in the Company being forced to temporarily suspend its marketing plans as the Company was not able to travel to meet with doctors directly. Moving forward, the range of possible impacts on the Company’s business in the event the coronavirus pandemic continues include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company’s sales have not been materially affected by the pandemic (as the Company has had only limited sales to date), and we believe it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

Through the date of this Report, we have been able to successfully support our operations with our cash on hand, through equity sales (which have to date been completed through private offerings and which in the future may be undertaken pursuant to private or public offerings), and borrowings. Moving forward, we believe that we will have sufficient resources, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic. Additionally, we anticipate requiring further funds in the future to grow our operations and produce additional product lines, which funds we anticipate raising through equity offerings, and if necessary, debt.

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

Cannabis (cannabis sativa L.) generally falls within one of two categories under federal law: marijuana or hemp. Cannabis formally fell under Schedule I of the CSA. Schedule I drugs are those that have the following characteristics according to the DEA: (1) the drug or other substance has a high potential for abuse; (2) the drug or other substance has no currently accepted medical treatment use in the U.S.; and (3) it has a lack of accepted safety for use under medical supervision.

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

Subsequent to the passage of the Farm Bill, the FDA made clear that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate hemp products under the FFDCA as well as other federal statutes. Therefore, any hemp product marketed with a claim of therapeutic benefit, regardless of whether it is hemp-derived, must be approved by the FDA before it can be sold.

Separately, various states have recently begun changing their laws to allow for hemp-related activities in compliance with such new state laws, which nonetheless still violate the CSA, which makes cannabis use and possession illegal as discussed above. To our knowledge, as of the date of this filing, 47 states have changed their laws to permit the use of hemp for medical purposes. Many other states legally allow the use of CBD oil, provided that to our knowledge, CBD is still illegal in Idaho, Iowa and South Dakota.

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing hemp extracts including, but not limited to, cannabidiol under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019. Although the bill which is codified as Texas Health & Safety Code § 443 and requires a $258 license application. The Texas Department of State Health Services has begun processing applications to obtain the license for manufacture of legal hemp products. The Company has paid its fee and submitted all paperwork for such license. However, the State has yet to issue the Company a license. The Company has no reason to believe its license will not be granted and believes that any delay related to not having yet received the license is merely related to effects of COVID-19 shutdowns on various state agencies that are part of the approval process. Regardless, the Company believes it is in complete compliance with all other requirements of § 443. In addition to payment of the application fee, the Company's CEO, Donal Schmidt, has to satisfy a background check. While the Company believes that it meets all known requirements of a license for manufacture of legal hemp products, there is no guarantee that the State of Texas will issue such a license to the Company.

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

As of the date of this filing, a Congressional bill has been introduced, H.R. 841, which if adopted into law, will make hemp, cannabidiol derived from hemp, and any other ingredient derived from hemp lawful for use under the Federal Food, Drug, and Cosmetic Act, as a dietary ingredient in a dietary supplement, and for other purposes. While there is no guarantee this bill will pass, if it does pass, it is anticipated to dramatically lower the regulatory risk of being in the hemp space.

It is worth noting that our new manufacturing facility in Plano, Texas, which is anticipated to reach startup in the second or third quarter of calendar 2020, will be “state of the art” from a regulatory compliance standpoint and will meet or exceed all applicable local, state and federal regulations.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in this “Risk Factors” section below. These risks include, but are not limited to, the following:

•Our history of operating losses and limited operating history;

•Our need for significant additional financing, the availability and terms of such financing, and potential dilution which may be caused by such financing, if obtained through the sale of equity or convertible securities;

•Going concern issues raised by our independent auditor, as well as material weaknesses identified in our controls and procedures and internal control over financial reporting;

•Risks relating to our ability to compete against competitors and successfully grow our operations;

•Negative trends in the market for, the consumer acceptance of, and changes in public opinion associated with, cannabidiols and other cannabis-based products;

•Scrutiny we may face due to prior changes in our business strategy and as a result of previously operating in certain scrutinized industries;

•Risks associated with COVID-19, the spread of the virus, governmental responses thereto, and potential recessions and/or declines in economic activity and consumer spending caused thereby;

•The potential long-term health effects associated with cannabis-based products such as cannabidiols and our other products, product recalls and product liability associated therewith;

•Public opposition to the cannabis industry in general, and adverse changes in rules, laws and enforcement of rules and laws, which may have a negative effect on our operations and ability to operate in the cannabis industry;

•The regulation of our operations, sales and manufacturing;

•Our ability to obtain and maintain required licenses and permits;

•Our ability to legally advertise our products;

•Claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;

•Technical problems with our websites;

•Risks relating to implementing our acquisition strategies;

•The need for additional financing;

•Our growth strategy and our ability to manage our growth;

•Changes in laws or regulations relating to our operations;

•Dependence on current management;

•The lack of a market for our securities and the volatility in the trading prices thereof caused thereby;

•The concentrated ownership of our common stock; and

•Other risks disclosed below.

The following risks and uncertainties should be carefully considered in addition to the other information included in this Report. If any of the following occurs, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment.

Risks Relating to Our Business

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Report. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results, and consequently, could cause the value of our securities to decline in value. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. It is not possible to predict or identify all such factors. Consequently, the following description of Risk Factors is not a complete discussion of all potential risks or uncertainties applicable to our business.

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.

We are not profitable and have incurred an accumulated deficit of $5,653,540 since our inception.  We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in pursuing the business of bitcoin mining and digital currency and were not successful in that business. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has licensed for its use. We have yet to commence profitable operations in that business, therefore, the Company is continuing to incur operating losses.  Even if we achieve profitability in the future by adopting this new business strategy, we may not be able to sustain profitability in subsequent periods.

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

We anticipate requiring further funds in the future to grow our operations and produce additional product lines. The sources of additional capital are expected to be equity investments and potentially notes payable. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our securities decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

•additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current shareholders;

•current or future laws or regulations may make it impossible, or more difficult for the Company to raise funding, due to the fact that it operates in the cannabinoid industry;

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements for the period ended December 31, 2020, that includes an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our securities.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported in this Report, we have determined that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, as of December 31, 2020, and continue to be ineffective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, and determined that such internal control over financial reporting was not effective as a result of such assessment; and further have not been effective since prior to March 31, 2020.

Additionally, in connection with the most recent year end audit, the Company’s independent auditors recommended that management improve their processes and identified certain material weaknesses in inventory control. The Company plans to address such material weaknesses and auditor recommendations once the Company has raised additional funding and is able to better segregate duties of personnel.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, OTC Markets, any stock exchange or The NASDAQ Capital Market (“NASDAQ”), as applicable, we could face severe consequences from those authorities. In any of these cases, it could result in a material adverse effect on our business, on our financial condition or have a negative effect on the trading price of our securities. Further, if we fail to remedy this deficiency (or any other future deficiencies) or maintain the adequacy of our disclosure controls and procedures and our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation against us or our management.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

Further, in the future, if we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, OTC Markets, any stock exchange or NASDAQ, as applicable, or other regulatory authorities.

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

We will be substantially dependent on continued market acceptance and proliferation of consumers of hemp related products-including our current products and any new products we offer. We believe that as hemp and hemp-derived cannabidiol becomes more accepted, the stigma associated with these sectors will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the hemp space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the industry will adversely affect our business operations. Additionally, the failure of the market to accept our current and any future products will have a material adverse effect on our revenues and prospects.

We may not succeed in growing our sales and creating a viable market for our products, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

We are a new business operating in a relatively new market sector. As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our products is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. A market for our products may not develop and/or demand for our products may not emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

Changes in public opinion and perception could negatively affect our business operations.

Government policy changes or public opinion may also result in a significant influence over the regulation of the hemp industry in the United States or elsewhere. Public opinion and support for hemp and hemp products has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing hemp and hemp products, it remains a controversial issue subject to differing opinions surrounding the level of legalization. A negative shift in the public’s perception of hemp and hemp products in the United States or any other applicable jurisdiction could negatively affect current or future legislation or regulation.

Our change in our business strategy and name could subject us to increased SEC scrutiny.

We previously were engaged in the business of crypto-currency mining under our former corporate name. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has licensed from a third party.  In January 2020, we changed our corporate name to more closely reflect this new business strategy.  The SEC has announced that it is scrutinizing public companies that change their name or business model in a bid to capitalize upon the hype surrounding new and emerging technologies, and has suspended trading of certain of such companies.  As a result, we could be subject to substantial SEC scrutiny that could require devotion of significant management and other resources and potentially have an adverse impact on the trading of our stock.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and may have an adverse impact on our performance and results of operations.

The current outbreak of the novel coronavirus, or COVID-19, which has been declared by the World Health Organization (WHO) to be a “pandemic”, has spread across the globe and is impacting worldwide economic activity. COVID-19 has severely restricted the level of economic activity around the world.  A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities.  The governments of many countries, states, cities and other geographic regions have taken such preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.  Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.  Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries.  To date the only effects of the pandemic on our operations, which have been fairly minor, is that the pandemic has prevented us from making sales calls to our primary client groups of physicians and other health and wellness providers, which has delayed our marketing plans. Notwithstanding that, the outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could affect the future sales of our products, which to date have been minimal.

If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain.  Additionally, the increased global demand on shipping and transport services may cause us to experience delays in the future which could impact our ability to obtain materials or deliver our products in a timely manner.  These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations-which disruptions, as discussed above, have been only minor to date.

So long as measures to combat COVID-19 stay in effect, there is the possibility that COVID-19 will negatively affect our results of operations.  If closures continue, we may be unable to market our product as planned which could negatively affect our revenues, growth and ability to raise capital. The global impact of COVID-19 continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

Even after the pandemic subsides, our business could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a decline in discretionary spending.  Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises.  Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults.  Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing.  If increased levels of volatility continue, there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our securities.

The long-term health impacts associated with use of hemp derivative products are unknown.

Although there is a long history of human consumption of hemp, there is little in the way of studies on the long-term effects of hemp products use on human health. As such, there are inherent risks associated with using the Company’s hemp products. Previously unknown or unforeseeable adverse reactions arising from human consumption of hemp products may occur and consumers should consume hemp products at their own risk or in accordance with the direction of a health care practitioner. Such adverse reactions could lead to litigation, and the Company could ultimately face significant damages and liability in certain cases in connection with such litigation and/or may have to expend significant resources defending itself against claims associated with its products and/or the health effects thereof.

Our products may be subject to recalls for a variety of reasons.

Manufacturers and distributors of products, such as the Company, are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. Additionally, if any of the products produced by us were subject to recall, the reputation and goodwill of that product and/or us could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Furthermore, any product recall affecting the hemp industry more broadly could lead consumers to lose confidence in the safety and security of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to product liability regarding our products, which could result in costly litigation and settlements.

As a distributor of hemp products, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition of the Company.

The hemp industry faces strong opposition.

It is believed by many that large, well-funded businesses may have a strong economic opposition to the hemp industry. The hemp industry could face a material threat from the pharmaceutical industry, should hemp cannabinoids displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that has greater funding then the hemp industry. Any inroads the pharmaceutical industry could make in halting or impeding the hemp industry would harm our business, prospects, results of operation and financial condition.

The results of future clinical research may negatively impact our business.

Research in the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of hemp isolated cannabinoids (such as CBD or CBG) remains in the early stages. There have been relatively few clinical trials on the benefits of hemp extracts or isolated cannabinoids (such as CBD and CBG). Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to hemp, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition, results of operations or prospects.

The lack of reliable data on the hemp industry may negatively impact our results of operations.

As a result of recent and ongoing regulatory and policy changes in the hemp industry, the market data available is limited and unreliable. Federal, and state laws prevent widespread participation and hinder market research.  Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this Report.

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated and are subject to various laws, regulations and guidelines by governmental authorities (including, in the U.S., the Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), Drug Enforcement Administration (DEA) and Federal Trade Commission (FTC) and analogous state agencies, including, but not limited to, the Texas Department of State Health Services), relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of hemp-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Our products are not approved by the FDA or under the Federal Food Drug and Cosmetics Act (FFDCA), or the state of Texas (or any other state). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products.  The hemp industry is still a new industry. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.  For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; and the U.S. Patent and Trademark Office (USPTO) is not currently approving any trademark applications for hemp, or certain goods containing U.S. hemp-derived CBD.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA, FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business and financial results. In the United States, failure to comply with FDA and USDA requirements (and analogous state agencies, including the requirements of the Texas Department of State Health Services) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications. To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business and financial condition.

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing CBD under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019. The bill which is codified as Texas Health & Safety Code § 443 and requires a $258 license application. The Texas Department of State Health Services has begun processing applications to obtain the license for manufacture of legal hemp products. The Company has paid its fee and submitted all paperwork for such license. However, the State has yet to issue the Company a license. The Company has no reason to believe its license will not be granted and believes that any delay related to not having yet received the license is merely related to the effects of COVID-19 shutdowns on various state agencies that are part of the approval process. Regardless, the Company believes it is in complete compliance with all other requirements of § 443. While the Company believes that it meets all known requirements of a license for manufacture of legal hemp products, there is no guarantee that the State of Texas will issue such a license to the Company. In the event the State of Texas fails to issue a license to the Company, or issues and then revokes such license, the Company may be forced to move its operations to another state or curtail its operations altogether. The cost of moving its operations and/or penalties or fines in connection with its failure to obtain a license, may have a material adverse effect on the Company’s results of operations and the value of its securities.

The Company is currently operating in Texas without a license to manufacture legal hemp products.

As discussed in the risk factor above, Texas Health & Safety Code § 443 requires the Texas Department of State Health Services to review and issue licenses for the manufacture of legal hemp products. The Company has paid its fee and submitted all paperwork for such license, but the State has yet to issue the Company a license. The Company has no reason to believe its license will not be granted and believes that any delay related to not having yet received the license is merely related to the effects of COVID-19 shutdowns on various state agencies that are part of the approval process. While the Company believes that it meets all known requirements of a license for manufacture of legal hemp products, there is no guarantee that the State of Texas will issue such a license to the Company. In the event the State of Texas fails to issue a license to the Company, or issues and then revokes such license, the Company may be forced to move its operations to another state or curtail its operations altogether. The cost of moving its operations and/or penalties or fines in connection with its failure to obtain a license, may have a material adverse effect on the Company’s results of operations and the value of its securities. Furthermore, it is possible that if the Company is found to be operating in violation of such Texas rules, that it could face penalties, fees, and other liabilities, and/or that a customer could potentially use the lack of such license against the Company to attempt to show non-compliance with laws and seek judgments against the Company for any damages they suffer from the use of the Company’s products.

Hemp companies are subject to recent SEC investor fraud alerts and have been under greater scrutiny by the SEC than companies in other industries.

The SEC has issued an investor alert cautioning investors that scam artists often exploit “hot” industries to trick investors, including by making false promises of high returns with low risks, and that the SEC regularly receives complaints about marijuana-related investments. Consequently, such companies and offerings are often subject to heightened regulatory scrutiny. Regulators in various states in the United States have requested additional information on hemp company financings and in some cases have issued subpoenas for additional information.  Due to these concerns the Company may face more scrutiny than it would if the Company was in another industry, and may become subject to proceedings, fines, and penalties in the future.

We may be unable to obtain our cleanroom ISO levels, which may lead to contamination of our products.

Our filling facility or MDI laboratory is certified to cleanroom classifications ISO 6 and 7, which are a measure of how clean a cleanroom is (ISO levels are from 1 to 9, with 1 being the ‘cleanest’). These control rooms allow us to formulate and manufacture our products in a sterile environment. In the event we fail to maintain clean room standards, we may be unable to prevent contaminants being introduced into our mixing or filling processes. Such contaminants may cause our products to be adulterated, which would be a violation of food and drug safety requirements for purity and which in turn could cause an adverse reaction in end users of our products, which could result in claims for damages and product safety, fines, damages, losses, and a negative effect on our brand name, any one of which could cause the value of our securities to decrease.

We are constrained by law in our ability to market and advertise our products.

Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate. In the United States, our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the FFDCA and USDA, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws.  Some U.S. states also permit content, advertising and labeling laws to be enforced by state attorney generals, who may seek civil and criminal penalties, relief for consumers, Class Action certifications, class wide damages and recalls of products sold by us.  There has also been a recent increase in private litigation that seeks, among other things, relief for consumers, Class Action certifications, class wide damages and recalls of products.  We could become a target of such private Class Action litigation.  Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

The license we have to use and commercialize the ‘Desirick Procedure’ is only exclusive in four states, and even in those states, is subject to licenses which were existing as of February 9, 2021.

On February 9, 2021, EM3 provided us a royalty-free, perpetual license (unless terminated by the Company) to use the Desirick Procedure or any derivation thereof and its application and use, including, but not limited to, related consumables (cans, valves, and actuators), filling equipment for pMDIs, and/or plastic testing vials and training, support or maintenance thereon of any combination thereof, and all intellectual property of EM3 relating to the foregoing, on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world, in consideration for $10. As such, while our license is exclusive in the four states described above, such license is subject to pre-existing license rights which existed as of February 9, 2021, and is non-exclusive in every other state and throughout the world. Consequently, competitors could compete against us in other states, and throughout the rest of the world using the licensed intellectual property, or may already have license rights to the intellectual property in those four states, which remain valid under the terms of the February 9, 2021 license. As a result, we may face competition for our products and future products using the licensed intellectual property and may have no remedy to prevent such competition pursuant to the terms of the license.

We are dependent upon our current management, who may have conflicts of interest.

We are dependent upon the efforts of our current management. The majority of our officers and directors have duties and affiliations with other companies, including in some cases with competitors involved in cannabinoid distribution. Such involvement of our officers and directors in other businesses may therefore present a conflict of interest regarding decisions they make for Rapid or with respect to the amount of time available for Rapid. The loss of any of our officers or directors and, in particular, Mr. Donal R. Schmidt, Jr., our Chief Executive Officer, or Mr. D. Hughes Watler, Jr., our Chief Financial Officer, could have a materially adverse effect upon our business and future prospects. We do not have key man life insurance upon the life of any of our officers or directors.

We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and eXtensible Business Reporting Language (XBRL) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

The additional costs we continue to incur in connection with becoming a reporting company (expected to be approximately a hundred thousand dollars per year) will continue to further stretch our limited capital resources. Due to our limited resources, we have to allocate resources away from other productive uses in order to continue to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to continue to meet our reporting and filing obligations with the SEC as they come due.

The FDA has not approved any of the Company’s products.

While the Company’s MDIs are made using FDA listed cans, valves, actuators, propellant and excipients, the Company’s products have not been approved by the FDA-provided that no approval for such products has been sought. To date the Company is only aware of one hemp or CBD product which is FDA approved. Instead, the Company, and to the Company’s knowledge, the entire CBD marketplace, sells products under the no enforcement position the FDA, which has not codified (as discussed in greater detail below under “Item 1. Business-Description of Business-Regulation”). The lack of FDA approval may prevent market acceptance of our products, result in liability from consumers, or potential result in liability from the FDA in the future, any one of which could have a material adverse effect on our results of operations.

Risks Relating to Our Securities

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We will need to raise additional funds to expand our operations or finance acquisitions by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders.  Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common stock. Our amended articles of incorporation authorize us to issue up to 750,000,000 shares of common stock and up to 100,000,000 shares of “blank check” preferred stock, of which 16,500,000 shares are designated as Series A Convertible Preferred Stock. Future issuances of common stock or of certain types of preferred stock could reduce your influence over matters on which stockholders vote and could be dilutive to earnings per share.

Shares issuable upon the conversion of convertible notes may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

In conjunction with the execution of the Agreement with TMDI in November 2019, the Company entered into the following transactions involving convertible notes payable: (i)  The Company entered into new promissory notes with two accredited investors under which the Company borrowed a total of $300,000, with such notes maturing in five years, accruing interest at 5% per annum, and being convertible into common stock at a conversion price of $0.05 per share; and (ii) The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company has raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest shall be converted into common stock at a conversion price of $0.05 per share.  During the nine-month transition period ended December 31, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock effective as of August 31, 2020.  As of December 31, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $92,575, remain outstanding and are available to be subsequently converted into 8,416,180 shares of common stock, subject to the ownership limitations set forth therein. Besides these two recent transactions, the Company has outstanding convertible notes payable, at a conversion ratio of $0.13 per share, remaining from an earlier issuance in the principal balance of $165,240.

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

Our directors and executive officers beneficially own and are able to vote in the aggregate 27.6% of our outstanding common stock.  As such, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

Series A Preferred Stock issued to the prior owners of Razor Jacket, LLC, upon conversion thereof, will cause significant dilution to existing stockholders.

On October 23, 2020, the Company entered into an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products, to acquire all of Razor Jacket’s equipment and know-how relating to the manufacture of cannabinoid isolates and related products (the “Assets”). The purchase price for the Assets is (a) $300,000 in cash, payable at closing; (b) 625,000 shares of restricted common stock, payable at closing; and (c) the right for the sellers to earn up to 16.5 million shares Series A Preferred Stock, which are convertible into common stock on a one-for-one basis (subject to equitable adjustments for stock splits and dividends), subject to certain conditions. The Series A Preferred Stock are issuable pursuant to certain earn-out milestones. In the event earned and converted into common stock, such conversions will create significant dilution to existing stockholders.

In addition, the common stock issuable upon conversion of the Series A Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. In the event of such overhang, the Series A Preferred Stock will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may be volatile.

The market price of our common stock will likely be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock is quoted on the OTC Pink Market tier of the OTC Markets. In the future we may apply to list our common stock on The NASDAQ Capital Market or NYSE American. Such listing is not guaranteed, however. If such listing is not approved, our common stock will continue to be quoted on the OTC Pink Market. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

There is a limited public market for our common stock.

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets. We currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

•actual or anticipated variations in our results of operations;

•our ability or inability to generate revenues;

•the number of shares in our public float;

•increased competition; and

•conditions and trends in the market for our services and products.

Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Stockholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public disclosures, industry information, and those business valuation methods commonly used to value private companies.

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

General Risk Factors

We may not be able to compete successfully against present or future competitors.

We do not have the resources to compete with larger providers of similar services at this time.  With the limited resources we have available, we may experience great difficulties in expanding our operations.  Competition from existing and future competitors could result in our inability to secure funding to expand our business.  This competition from other entities with greater resources and experience may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan.

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

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, products, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, products, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, products, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

If we do not successfully implement any acquisition strategies, our operating results and prospects could be harmed.

We face competition within our industry for acquisitions of businesses, technologies and assets, and, in the future, such competition may become more intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or at all because of such competition. Furthermore, if we enter into negotiations that are not ultimately consummated, those negotiations could result in diversion of management time and significant out-of-pocket costs. Even if we are able to complete such acquisitions, we may additionally expend significant amounts of cash or incur substantial debt to finance them, which indebtedness could result in restrictions on our business and use of available cash. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in dilution of our existing stockholders. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize their benefits. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

Additionally, our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

•implement additional management information systems;

•further develop our operating, administrative, legal, financial, and accounting systems and controls;

•hire additional personnel;

•develop additional levels of management within our company;

•locate additional office space; and

•maintain close coordination among our operations, legal, finance, sales and marketing, and client service and support personnel.

As a result, we may lack the resources to deploy our services on a timely and cost-effective basis.  Failure to accomplish any of these requirements could impair our ability to deliver services in a timely fashion or attract and retain new customers.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•the difficulty of integrating acquired products, services or operations;

•the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•difficulties in maintaining uniform standards, controls, procedures and policies;

•the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•the effect of any government regulations which relate to the business acquired;

•potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

•potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Our Amended and Restated Articles of Incorporation provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our Amended and Restated Articles of Incorporation require us to indemnify to the fullest extent under Nevada law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that he is or was a director or officer of the Company, or, while a director or officer of the Company, is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, association or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with which action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful. Our Amended and Restated Articles of Incorporation also provide that no director shall be personally liable to the Company, any of its stockholders or its creditors for money damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the Nevada Revised Statutes.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since November 2019, our corporate and executive offices have been located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company.  Due to the anticipation of our needs for additional space, we entered into a third party lease agreement in April 2020 covering 4,327 square feet of laboratory and office space in a building located in Addison, Texas, approximately three miles from our corporate office. Under the terms of the lease agreement, we have made monthly rental payments at a reduced rate from April 2020 to July 2020 and at the full monthly rate of $9,500 since August 2020. This lease agreement is currently set to expire on December 31, 2021.  The amounts due under the lease are guaranteed by our Chief Executive Officer, Donal R. Schmidt, Jr.  Additionally, we are planning to lease a new facility to house our isolate lab which is being moved from Oregon to the Dallas area.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Pink Market, operated by OTC Markets Group Inc., under the symbol “RTSL”. At present, there is a very limited market for our common stock. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Pink Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2019

	High		Low
Fiscal Quarter Ended:
June 30, 2018	$	*	$	*
September 30, 2018		$0.61		$0.40
December 31, 2018	$	*	$	*
March 31, 2019	$	*	$	*

Fiscal Year Ended March 31, 2020

	High	Low
Fiscal Quarter Ended:
June 30, 2019	$0.40	$0.35
September 30, 2019	$0.35	$0.30
December 31, 2019	$1.20	$0.30
March 31, 2020	$0.74	$0.28

Transition Period from April 1, 2020 to December 30, 2020

	High	Low
Fiscal Quarter Ended:
June 30, 2020	$1.50	$0.21
September 30, 2020	$2.00	$0.35
December 31, 2020	$1.28	$0.65

* No trades during the applicable quarter.

The volume of shares traded on the OTC Pink Market was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Holders

As of March 15, 2021, there were approximately 140 holders of record of our common stock.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2020 and from the period from January 1, 2021 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, other than as described below.

During the nine-month transition period ended December 31, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock effective as of August 31, 2020.  As of December 31, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $92,575, remain outstanding and are available to be subsequently converted into 8,416,180 shares of common stock, subject to the ownership limitation.

During the nine-month transition period ended December 31, 2020, the Company entered into private stock subscription agreements with various accredited investors whereby it sold them a total of 6,648,750 shares of restricted common stock at offering prices of $0.25 to $0.50 per share, resulting in gross proceeds to the Company of $1,922,500.

Additionally, the Company awarded 1,363,334 shares of restricted common stock to a total of 12 consultants during the nine-month transition period ended December 31, 2020, as compensation for services.  Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the shares at a price of $0.25 per share, for total non-cash compensation expense of $340,834.

On June 30, 2020, July 13, 2020, and August 14, 2020, the Company and Power Up Lending Group, Ltd. (the “Buyer”) entered into three identical Securities Purchase Agreement (the “Agreements”) with respect to Convertible Promissory Notes (the “Notes”) issued by the Company to the Buyer in the total amount of $125,000. The Notes have a maturity date of one year after the date of each issuance and bear interest at a rate of 12% per annum, which is not due until maturity. At the option of the Buyer, the Notes may be converted into shares of the Company’s common stock beginning one hundred eighty (180) days following each issuance. Under this option, the conversion price is subject to a discount of 42%, based on the average of the three (3) lowest closing bid prices for the common stock during the prior fifteen (15) trading day period. The Buyer will be limited to convert no more than 4.99% of the issued and outstanding common stock at time of conversion at any one time.  On December 30, 2020, the Buyer elected to exercise the conversion option on $35,000 of principal of the first Note resulting in the issuance of 80,775 shares of common stock to the Buyer.

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

Description of Capital Stock

The following information describes our common stock and preferred stock, as well as certain provisions of our Amended and Restated Articles of Incorporation and Bylaws. This description is only a summary. You should also refer to our Amended and Restated Articles of Incorporation and Bylaws.

General

Our authorized capital stock consists of 750,000,000 shares of common stock with a $0.001 par value per share, and 100,000,000 shares of preferred stock with a $0.001 par value per share. Our Board of Directors may establish the rights and preferences of the preferred stock from time to time. On November 12, 2020, we designated 16,500,000 shares of Series A Preferred Stock, $0.001 par value per share. As of the date of this Report, there are 182,353,331 shares of our common stock issued and outstanding and no shares of preferred stock issued or outstanding.

Common stock

We are authorized to issue 750,000,000 shares of common stock, $0.001 par value per share.

Voting Rights. Each share of our common stock is entitled to one vote on all stockholder matters. Shares of our common stock do not possess any cumulative voting rights.

Except for the election of directors, if a quorum is present, an action on a matter is approved if it receives the affirmative vote of the holders of a majority of the voting power of the shares of capital stock present in person or represented by proxy at the meeting and entitled to vote on the matter, unless otherwise required by applicable law, Nevada law, our Amended and Restated Articles of Incorporation, or Bylaws, as amended. The election of directors will be determined by a plurality of the votes cast in respect of the shares present in person or represented by proxy at the meeting and entitled to vote, meaning that the nominees with the greatest number of votes cast, even if less than a majority, will be elected. The rights, preferences and privileges of holders of common stock are subject to, and may be impacted by, the rights of the holders of shares of any series of preferred stock that we have designated, or may designate and issue in the future.

Dividend Rights. Each share of our common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by our Board of Directors, subject to any preferential or other rights of any outstanding preferred stock.

Liquidation and Dissolution Rights. Upon liquidation, dissolution or winding up, our common stock will be entitled to receive pro rata on a share-for-share basis, the assets available for distribution to the stockholders after payment of liabilities and payment of preferential and other amounts, if any, payable on any outstanding preferred stock.

Fully Paid Status. All outstanding shares of the Company’s common stock are validly issued, fully paid and non-assessable.

Other Matters. No holder of any shares of our common stock has a preemptive right to subscribe for any of our securities, nor are any shares of our common stock subject to redemption or convertible into other securities.

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock, $0.001 par value per share, of which 16,500,000 shares are designated as Series A Preferred Stock. We had no preferred shares outstanding as of the date of this Report.

Under the terms of our Amended and Restated Articles of Incorporation, our Board of Directors is expressly granted authority to issue shares of preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series (a “Preferred Stock Designation”) and as may be permitted by the Nevada Revised Statutes. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Series A Convertible Preferred Stock

The Series A Preferred Stock has the following rights:

Dividend Rights. The Series A Preferred Stock does not accrue any dividends, provided that the holders of Series A Preferred Stock are entitled to such dividends paid and distributions made to the holders of common stock in cash, to the same extent as if such holders had converted the Series A Preferred Stock into common stock at the Conversion Rate (described below under “Conversion Rights”)(without regard to any limitations on conversion) and had held such shares of common stock on the record date for such dividends and distributions.

Liquidation Preference. The Series A Designation provides that the Series A Preferred Stock has a liquidation preference which is (a) pari passu with respect to the Company’s common stock; and (b) junior to all current and future senior indebtedness of the Company. If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, pay the holders of the Series A Preferred Stock, pari passu with the holders of the common stock, an amount equal to the Liquidation Preference per share of Series A Preferred Stock. The “Liquidation Preference” per share of the Series A Preferred Stock is equal to $0.80 per share.

Conversion Rights. Each share of Series A Preferred Stock is convertible into common stock of the Company on a one-for-one basis (subject to customary adjustments for stock splits, stock dividends and recapitalizations affecting the Company’s common stock and Series A Preferred Stock)(the “Conversion Rate”), at the option of the holder thereof, at any time after November 16, 2022.

Voting Rights. The Series A Preferred Stock have no voting rights on general matters to come before the stockholders of the Company; however, the Company is prohibited from undertaking any of the following actions without the approval of holders holding a majority of the then aggregate shares of Series A Preferred Stock:

(a)Increasing or decreasing (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock;

(b)Re-issuing any shares of Series A Preferred Stock converted pursuant to the terms of the Series A Designation;

(c)Issuing any shares of Series A Preferred Stock other than pursuant to the Purchase Agreement;

(d)Altering or changing the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series; or

(e)Amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to the Series A Preferred Stock so as to affect adversely the shares of Series A Preferred Stock in any material respect as compared to holders of other series of shares.

Redemption Rights. The Series A Preferred Stock does not have any redemption rights.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Report. The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in “Item 1A. Risk Factors.”

Results of Operations

The following discussion pertains to the Company’s revenues and expenses for the nine-month transition period ended December 31, 2020, compared to the nine-month period ended December 31, 2019, and the year ended March 31, 2020, as reported in our consolidated financial statements and notes thereto included herein.

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

The revenues from such sales in the nine-month transition period ended December 31, 2020 were $130,916, consisting largely of two large wholesale orders, compared to $0 for the nine months ended December 31, 2019, and $9,139 for the year ended March 31, 2020, consisting mostly of small retail orders.  Revenues from sales of the Company’s inhaler products, under both sales channels, are expected to gradually increase in the future.

Cost of Goods Sold - Cost of goods sold for the nine-month transition period ended December 31, 2020, were $19,394 compared to $0 for the nine months ended December 31, 2019, and $7,155 for the year ended March 31, 2020. The cost of goods sold in the nine months ended December 31, 2020 period reflected the cost of procuring inhalers and related products and supplies for resale and resulted in a gross profit of $111,522, and a gross profit as a percentage of revenues of approximately 85%, reflecting a relatively large portion of sales to higher profit wholesale customers. We had no gross profit for the nine months ended December 31, 2019. For the year ended March 31, 2020, gross profit was $1,984 or 22% of sales.

General and Administrative Expense - General and administrative expenses for the nine-month transition period ended December 31, 2020, were $2,023,379, compared to $173,347 for the nine months ended December 31, 2019, and $397,487 for the year ended March 31, 2020. This fluctuation was due an increase of approximately $1.5 million in cash overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology that was being sublicensed from TMDI during the nine months ended December 31, 2020, and has since been licensed directly by its owner. Also included in general and administrative expenses for the nine months ended December 31, 2020 and the year ended March 31, 2020, were non-cash stock compensation expenses for restricted stock grants to various consultants in the amounts of $357,834 and $178,833, respectively.

Amortization Expense - Amortization expense for the nine-month transition period ended December 31, 2020 was $75,000, compared to $12,500 for the nine months ended December 31, 2019, and $37,500 for the year ended March 31, 2020. This increase was due to the Company’s quarterly amortization of its obligation to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to a third-party licensor covering the first two years of the sublicense agreement, which has since been replaced by a royalty-free, perpetual license directly with the owner of the technology.

Depreciation Expense - Depreciation expense for the nine-month transition period ended December 31, 2020, was $7,255, compared to zero for the nine months ended December 31, 2019 and the year ended March 31, 2020.  This increase reflects the Company’s initial purchase of property and equipment in the nine-month transition period ended December 31, 2020, and the depreciation associated therewith.

Interest Expense - Interest expense for the nine-month transition period ended December 31, 2020 was $58,009, compared to $127,689 for the nine months ended December 31, 2019, and $191,581 for the year ended March 31, 2020.  This decrease was due to a lower level of outstanding borrowings following the conversion of certain convertible notes payable into common stock in November 2019 and again in August 2020.

Net Loss - Net loss for the nine-month transition period ended December 31, 2020 was $2,052,121, compared to $313,436 for the nine months ended December 31, 2019, and $624,584 for the year ended March 31, 2020, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization. Net loss increased mainly due to the increase in general and administrative expenses for the nine months ended December 31, 2020, offset by the increase in revenues and decrease in interest expense.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the nine-month transition period ended December 31, 2020 was $1,724,829, compared to $46,551 for the nine months ended December 31, 2019, and $190,544 for the year ended March 31, 2020.  This net increase was largely due to the higher level of overhead costs and buildup of product inventory levels following the Company’s recent adoption of a new business strategy in early 2020, as further noted above and the increase in net loss.

Investing activities. Net cash used in investing activities was $106,740 for the nine-month transition period ended December 31, 2020, compared to $145,151 for the nine months ended December 31, 2019, and $155,075 for the year ended March 31, 2020. In the nine-month transition period ended December 31, 2020, such amount was due to the Company’s initial purchase of property and equipment for its own use whereas, in the nine months ended December 31, 2019 and the year ended March 31, 2020, such amount reflected the Company’s obligation to reimburse TMDI in the total amount of $200,000 for a license fee owed by TMDI to a third party licensor covering the first two years of the sublicense agreement.

Financing activities. Net cash provided by financing activities was $2,194,500 for the nine-month transition period ended December 31, 2020, compared to $315,500 for the nine months ended December 31, 2019, and $480,500 for the year ended March 31, 2020.  This increase was largely due to the sale in private transactions of 9,288,750 shares of restricted common stock in the amount of $1,922,500, and the issuance of new notes payable in the amount of $422,000, partially offset by the payments of existing notes payable in the amount of $150,000, each during the nine months ended December 31, 2020.

As disclosed in Note 7 to the audited financial statements included herein under “Part II-Item 8. Financial Statements and Supplementary Data”, the Company has incurred long-term debt obligations for various borrowings made in the following amounts: (i)  $540,000 for new notes issued in conjunction with execution of the Agreement with TMDI in November 2019 and subsequent net borrowings made through December 2020; (ii)  $165,240 for residual convertible notes remaining from the acquisition of Power Blockchain in February 2018; and (iii)  $351,933 remaining from subsequent borrowings made to cover overhead and other costs related to the Company’s former bitcoin mining business. The following table sets forth the contractual obligations under our long-term debt agreements as of December 31, 2020 (in thousands):

		Payments Due By Period
	Total	2021	2022-2023	2024-2025	After 2025
Long-term debt	$1,058	$743	$165	$150	$-
Interest on long-term debt	93	25	45	23	-

Total	$1,151	$768	$210	$173	$-

Effective August 31, 2020, the Company reached the necessary milestone to trigger the automatic conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock. As of December 31, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $92,575, remain outstanding and are available to be subsequently converted into 8,416,180 shares of common stock, subject to the ownership limitation (see Note 7 to the audited financial statements included herein under “Part II-Item 8. Financial Statements and Supplementary Data”). This conversion has the effect of improving the Company’s debt to equity ratio and will significantly reduce interest expense moving forward.

On October 15, 2020, the Company entered into a private stock subscription agreement with an accredited investor whereby the Company agreed to sell the investor 2,640,000 shares of restricted common stock and warrants to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and a term of one year, in exchange for a cash payment to the Company in the amount of $100,000, and the performance of certain other obligations.  Based on previous negotiations between the Company and the investor prior to the execution of this agreement, the investor had made a provisional payment of $90,000, which was reflected by the Company as a liability as of March 31, 2020. Upon execution of the agreement, the investor paid the remaining $10,000 to the Company. The resale of the shares held by the purchaser is subject to a lock-up agreement.

We have not yet generated a net profit from sales of our inhaler products, which sales began in early 2020. Additionally, we had a working capital deficit of $522,942 as of December 31, 2020. Accordingly, we will need to raise additional capital to fund our future operations. Until such time that we can generate net profit from our operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has reported net losses from continuing operations during the nine-month transition period ended December 31, 2020 and during the year ended March 31, 2020 and has suffered recurring losses totaling $5,653,540 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Recent Developments - Coronavirus Pandemic (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company has recently adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently licensed from a third party. This strategy includes typical pharmaceutical type marketing efforts (e.g., marketing directly to doctors) that has been shown to work with traditional drug product type sales, versus novelty type sales, which currently include cannabidiols. We are trying to move away from traditional internet type sales and marketing. To date COVID-19 has resulted in the Company being forced to temporarily suspend its marketing plans as the Company was not able to travel to meet with doctors directly. Moving forward, the range of possible impacts on the Company’s business in the event the coronavirus pandemic continues include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company’s sales have not been materially affected by the pandemic (as the Company has had only limited sales to date), and it believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that Covid-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

Through the date of this Report, we have been able to successfully support our operations with our cash on hand, through equity sales (which have to date been completed through private offerings), and borrowings. Moving forward, we believe that funds on hand and funds raised through private and public offerings of securities, we be sufficient to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic. Additionally, we anticipate requiring further funds in the future to grow our operations and produce additional product lines, which funds we anticipate raising through equity offerings, and if necessary, debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rapid Therapeutic Science Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rapid Therapeutic Science Laboratories, Inc. (the “Company”), formerly, Holly Brothers Pictures, Inc., as of December 31, 2020 and March 31, 2020 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the nine month transition period ended December 31, 2020 and the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and March 31, 2020, and the results of its operations and its cash flows for the nine-month transition period ended December 31, 2020 and the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at December 31, 2020, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PWR CPA, LLP

We have served as the Company’s auditor since 2020

Houston, Texas

March 15, 2021

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Balance Sheets

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash	$499,146	$136,215
Inventory	186,802	5,873
Total current assets	685,948	142,088

Property and equipment:
Property and equipment, gross	606,740	-
Accumulated depreciation	(7,255)	-
Net property and equipment	599,485	-

Intangible assets:
Sublicense agreement, net of accumulated amortization of $112,500 & $37,500	227,500	302,500

Total assets	$1,512,933	$444,588

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$112,298	$64,577
Equity subscription payable	-	90,000
Contract liabilities	-	32,000
Notes payable - related party	23,350	23,350
Notes payable - other	675,277	883,185
Accrued interest payable	354,659	400,720
Derivative liability	43,306	-
Total current liabilities	1,208,890	1,493,832

Other liabilities:
Convertible notes payable	315,240	315,240
Total liabilities	1,524,130	1,809,072

Commitments and contingencies (Note 11)

Stockholders’ equity (deficit):
Series A Preferred stock, no par value per share, 16,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 750,000,000 shares authorized, 180,936,608 and 159,556,000 shares issued and outstanding	180,937	159,556
Additional paid in capital	5,798,745	2,414,718
Accumulated deficit	(5,653,540)	(3,601,419)
Treasury stock	(337,339)	(337,339)
Total stockholders’ equity (deficit)	(11,197)	(1,364,484)

Total liabilities and stockholders’ equity (deficit)	$1,512,933	$444,588

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statements of Operations

	Nine months ended December 31, 2020	Nine months ended December 31, 2019	Year ended March 31, 2020
		(Unaudited)

Revenues	$130,916	$-	$9,139
Cost of goods sold	19,394	-	7,155
Gross profit	111,522	-	1,984

Operating expenses:
General and administrative	2,023,379	173,247	397,487
Amortization expense	75,000	12,500	37,500
Depreciation expense	7,255	-	-
Total operating expenses	2,105,634	185,747	434,987

Other income (expense):
Interest expense	(58,009)	(127,689)	(191,581)
Total other income (expense)	(58,009)	(127,689)	(191,581)

Net loss before income taxes	(2,052,121)	(313,436)	(624,584)
Income taxes	-	-	-

Net loss	$(2,052,121)	$(313,436)	$(624,584)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	168,759,123	27,240,335	60,024,614

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statement of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

Balance at March 31, 2019	1,204,000	$1,204	$144,477	$(2,976,835)	$(337,339)	$(3,168,493)

Stock issued for execution of sublicense agreement	140,000,000	140,000	-	-	-	140,000
Stock issued for conversion of notes payable	15,652,000	15,652	2,019,108	-	-	2,034,760
Private offering of common stock	1,100,000	1,100	73,900			75,000
Stock compensation expense	1,600,000	1,600	177,233	-	-	178,833
Net loss	-	-	-	(624,584)	-	(624,584)

Balance at March 31, 2020	159,556,000	159,556	2,414,718	(3,601,419)	(337,339)	(1,364,484)

Stock issued for conversion of debt and interest	10,103,524	10,104	524,970	-	-	535,074
Stock issued for acquisition of assets	625,000	625	499,375	-	-	500,000
Private offering of common stock	9,288,750	9,289	2,003,211	-	-	2,012,500
Stock compensation expense	1,363,334	1,363	356,471	-	-	357,834
Net loss	-	-	-	(2,052,121)	-	(2,052,121)

Balance at December 31, 2020	180,936,608	$180,937	$5,798,745	$(5,653,540)	$(337,339)	$(11,197)

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statements of Cash Flows

	Nine months ended December 31, 2020	Nine months ended December 31, 2019	Year ended March 31, 2020
		(Unaudited)
Cash flows from operating activities:
Net loss	$(2,052,121)	$(313,436)	$(624,584)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	357,834	78,833	178,833
Amortization expense	75,000	12,500	37,500
Depreciation expense	7,255	-	-
Changes in operating assets and liabilities
Inventory	(180,929)	-	(5,873)
Accounts payable	47,721	47,863	44,925
Accrued interest payable	52,411	127,689	191,580
Contract liabilities	(32,000)	-	32,000
Other, net	-	-	(44,925)
Net cash flows used in operating activities	(1,724,829)	(46,551)	(190,544)

Cash flows from investing activities:
Additions to sublicense agreement	-	(145,151)	(155,075)
Additions to property and equipment	(106,740)	-	-
Net cash flows used in investing activities	(106,740)	(145,151)	(155,075)

Cash flows from financing activities:
Issuance of notes payable	422,000	315,500	315,500
Payments of notes payable	(150,000)	-	-
Private offering of common stock	2,012,500	-	75,000
Equity subscription payable	(90,000)	-	90,000
Net cash flows provided by financing activities	2,194,500	315,500	480,500

Net increase in cash and cash equivalents	362,931	123,798	134,881
Cash and cash equivalents at beginning of period	136,215	1,334	1,334

Cash and cash equivalents at end of period	$499,146	$125,132	$136,215

Supplemental cash flow data:
Cash paid for interest	$5,599	$-	$-
Cash paid for income taxes	-	-	-

Non-Cash activities:
Stock issued for acquisition of equipment	$500,000	$-	$-
Stock issued for execution of sublicense agreement	-	140,000	140,000
Conversion of notes payable for stock	(535,074)	(2,034,760)	(2,034,760)
Accounts payable for addition to sublicense agreement	-	54,849	44,925

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

(formerly, Holly Brothers Pictures, Inc.)

Notes to Consolidated Financial Statements

December 31, 2020 and March 31, 2020

NOTE 1. General Organization and Business

The Company

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

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting and Change in Fiscal Year

The basis is United States generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rxoid Health Solutions, LLC and Power Blockchain, LLC, which is presently inactive.

In February 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2021. The required transition period of April 1, 2020 to December 31, 2020 is included in the consolidated financial statements. For comparative purposes, the unaudited consolidated statements of operations and cash flows for the nine months ended December 31, 2019 are also presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Inventory

Inventory consists of inhalers and related products and supplies delivered to a location near the Company’s offices, and held for online sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market.

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

Revenue Recognition

The Company has had only a limited number of revenue transactions since January 2020. We account for revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided at a point in time or over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity. The Company has not issued any options, warrants or similar securities that are presently exercisable.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 2020 and March 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Subsequent Events

Management has evaluated any subsequent events occurring in the period from December 31, 2020 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 14).

NOTE 3. Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $5,653,540 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

NOTE 4. Intangible Assets

Effective November 15, 2019, the Company entered into a sublicense agreement with Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI has licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI (the “TMDI Agreement”). TMDI has exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the TMDI Agreement, the Company obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019). Such rights obtained by the Company pursuant to the TMDI Agreement were transferred as a result of extensive third party negotiations between the Company and TMDI and have been recorded as the acquisition of an intangible asset in the amount of $140,000, based on the par value of the shares issued.

Effective February 9, 2021 (but not before), both the TMDI Agreement and the EM3 Exclusive License were effectively terminated by mutual agreement of all parties and EM3 agreed to provide the Company with a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world.

During the term of the TMDI Agreement, the Company was required to advance payments to TMDI that TMDI was required to make to EM3, pursuant to the EM3 Exclusive License Agreement. The Company’s obligation to make such advancements to TMDI was conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company had an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the TMDI Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables are purchased from EM3 for use in such states during the preceding year). The Company had partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and had agreed to pay the remaining license fee of $65,000 in cash within a 24-month period (for which, the Company had recorded a liability of $44,925 for the unpaid portion of this amount in accounts payable as of December 31, 2020). The Company had recorded the entire $200,000 license fee as an intangible asset and was amortizing such expense on a straight-line basis over a 24-month period (of which, $75,000 was amortized in the nine-month transition period ended December 31, 2020).

NOTE 5. Asset Acquisition

On November 16, 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products and its owners, with an effective date of November 1, 2020 (the “RJ Agreement”). Pursuant to the terms of the RJ Agreement, the Company purchased the intellectual property owned by Razor Jacket and the related equipment owned by the two members of Razor Jacket for a total purchase price of: (a) $300,000 in cash, paid at closing; (b) 625,000 shares of restricted common stock, issued at closing; and (c) the right for the sellers to earn up to 16,500,000 shares of Series A of preferred stock of the Company, which will be convertible into common stock on a one-for-one basis, subject to certain conditions. In conjunction with the closing of the acquisition, the acquired equipment is being readied for installation in the Company’s facilities near Dallas, Texas, where it is to be utilized in the extraction of isolates from raw hemp using proprietary know-how developed by Razor Jacket for use by the Company either as a component of its inhaler products or for sale directly to third party customers.

The Company has accounted for this transaction as an acquisition of assets, pursuant to the provisions of ASC 805-50.  Accordingly, the Company has accounted for each component of the purchase price as follows:

•We have charged the $300,000 in cash paid to the sellers at closing, which reflects an underlying cost that has no continuing benefit to the Company, to general and administrative expense in the nine-month transition period ended December 31, 2020.

•We have allocated the 625,000 shares of restricted common stock issued to the sellers at closing as an addition to property and equipment in the amount of $500,000, based on an agreed upon price of $0.80 per share, which approximated the then current quoted price of the Company’s common stock, in accordance with the terms of the RJ Agreement.

•We have treated the right for the sellers to earn up to 16,500,000 shares of Series A of preferred stock of the Company, consisting of three tranches of 5,500,000 shares each, as performance based contingent consideration, which potentially could be earned over a three year period.  Therefore, the Company will account for the issuance of any such shares as compensation expense, when (and if) each tranche is earned and the shares are issued, pursuant to the terms of the RJ Agreement.

Razor Jacket was originally formed in July 2019 for the sole purpose of researching techniques for the extraction of isolates from raw hemp using proprietary know-how developed by the two members and not for the purpose of generating revenues from the sale of products or services on a commercial scale.  We have not presented any pro forma disclosures relating to this acquisition in the notes to our financial statements for the nine-month transition period ended December 31, 2020, because the transaction is deemed an asset acquisition.

NOTE 6. Property and Equipment

As of December 31, 2020, and March 31, 2020, the Company had the following balances of property and equipment:

	December 31, 2020	March 31, 2020
Equipment purchased from Razor Jacket, LLC in November 2020, stored in a warehouse in Oregon, and awaiting shipment and installation in the Company's facilities in Dallas, Texas	$500,000	$-

Equipment located in the Company's facilities in Dallas, Texas	104,240	-

Leasehold improvements in the Company's facilities in Dallas, Texas	2,500	-

Total property and equipment	606,740	-

Less: Accumulated depreciation	(7,255)	-

Net property and equipment	$599,485	$-

The Company presently anticipates that the equipment purchased from Razor Jacket, LLC will be transported and installed, either in the Company’s existing leased facilities or in newly leased facilities, in Dallas, Texas, in the second quarter of 2021.

NOTE 7. Notes Payable

As of December 31, 2020, and March 31, 2020, the Company had the following note payable obligations:

	December 31, 2020	March 31, 2020
Promissory note issued to an accredited investor on November 10, 2020, accruing interest at 5% per annum, due on January 10, 2021, along with lending fee of 20,000 shares of common stock	$300,000	$-

Convertible promissory notes issued to two accredited investors on November 15, 2019, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	150,000	300,000

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	165,240	165,240

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $0.05 per share.	351,933	756,535

Convertible notes issued to an accredited investor in three tranches from June to August 2020, net of unamortized debt discount of $43,306 (see further discussion below)	46,694	-

Total notes payable	$1,013,867	$1,221,775

Future maturities of notes payable as of December 31, 2020 are as follows:

Year ending December 31, 2021	$698,627
Year ending December 31, 2022	-
Year ending December 31, 2023	165,240
Year ending December 31, 2024	150,000
Year ending December 31, 2025	-

$1,013,867

During the nine-month transition period ended December 31, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock effective as of August 31, 2020. As of December 31, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $92,575, remain outstanding and are available to be subsequently converted into 8,416,180 shares of common stock, subject to the ownership limitation (see Note 8).

During the nine-month transition period ended December 31, 2020, the Company entered into three identical Securities Purchase Agreements with an accredited investor (the “Buyer”) with respect to Convertible Promissory Notes (the “Notes”) issued by the Company to the Buyer in the total amount of $125,000. The Notes have a maturity date of one year after the date of each issuance and bear interest at a rate of 12% per annum, which is not due until maturity. At the option of the Buyer, the Notes may be converted into shares of the Company’s common stock, beginning one hundred eighty (180) days following the date of each issuance. Under this option, the conversion price is equal to a discount of 42% of the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. The Buyer will be limited to a 4.99% beneficial ownership limitation in connection with such conversion right under the note. The Company determined that the conversion feature of the Notes required the recognition of a derivative liability upon each issuance. Accordingly, the Company calculated the fair value of these derivative liabilities, using the Black Scholes model, and has recognized a derivative liability for each Note in that amount offset by a debt discount. The Company is amortizing the debt discount on a straight-line basis over the one year term of each of these Notes. On December 30, 2020, the Buyer elected to exercise the conversion option on $35,000 of principal of the first Note resulting in the issuance of 80,775 shares of common stock to the Buyer.

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company has raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest shall be converted into common stock at a conversion price of $0.05 per share (as indicated above, such notes in the amount of $404,601 were converted into common stock during the nine month transition period ended December 31, 2020, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

NOTE 8. Stockholders' Equity

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

During the nine-month transition period ended December 31, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock effective as of August 31, 2020. As of December 31, 2020, notes in the amount of $328,234, plus accrued interest in the amount of $92,575, remain outstanding and are available to be subsequently converted into 8,416,180 shares of common stock, subject to the ownership limitation (see Note 7).

During the nine-month period ended December 31, 2020, the Company entered into private stock subscription agreements with various accredited investors whereby it sold them a total of 6,648,750 shares of restricted common stock at offering prices of $0.25 to $0.50 per share, resulting in gross proceeds to the Company of $1,922,500.

On October 15, 2020, the Company entered into a private stock subscription agreement with an accredited investor whereby the Company agreed to sell the investor 2,640,000 shares of restricted common stock and 6,000,000 “out of the money” common stock purchase warrants, in exchange for a cash payment to the Company in the amount of $100,000, and the performance of certain other obligations.  Based on previous negotiations between the Company and the investor prior to the execution of this agreement, the investor had made a provisional payment of $90,000, which was reflected by the Company as a liability as of March 31, 2020. Upon execution of the agreement, the investor paid the remaining $10,000 to the Company. The resale of the shares held by the purchaser is subject to a lock-up agreement.

Additionally, the Company awarded 1,363,334 shares of restricted common stock to a total of 12 consultants during the nine-month transition period ended December 31, 2020, as compensation for services.  Based on the timing of these awards in relation to the private offering of common stock noted above, the Company valued the shares at a price of $0.25 per share, for total non-cash compensation expense of $340,834. Also, the Company recognized non-cash compensation expense as a result of a stock-based lender fee incurred in conjunction with a promissory note agreement entered into in November 2020 in the amount of $17,000 (see Note 7).

In March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 20,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.  The Company granted warrants under the plan, but none were exercised to date.

On December 29, 2020, the Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification occurred pursuant to a majority stockholder consent, effective on December 30, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2020 Plan is the sum of (i) 25,000,000 shares, and (ii) an annual increase on March 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) twenty-five million (25,000,000) shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 250,000,000 incentive stock options may be granted pursuant to the terms of the 2020 Plan.

The 2020 Plan will provide an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant.

NOTE 9. Related Party Transactions

Office services have been provided without charge by an officer and director (Donal R. Schmidt, Jr.). Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10. Provision for Income Taxes

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

For the nine months ended December 31, 2020, the Company had net operating loss carry forwards of approximately $1,694,300, after taking certain non-deductible items into account, as compared to $445,700 for the year ended March 31, 2020. Such net operating loss carry forwards may be available to reduce future years’ taxable income, however, any future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined as not likely to occur. Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Deferred tax assets
Net operating loss carryforward	$355,800	$93,600
Total deferred assets	355,800	93,600

Valuation allowance	(355,800)	(93,600)
Net deferred tax assets	$-	$-

The cumulative valuation allowance for deferred tax assets for the nine months ended December 31, 2020 was $(602,000), as compared to $(246,200), for the year ending March 31, 2020. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2020. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended December 31, 2020	Year Ended March 31, 2020

U.S. federal statutory tax rate	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Net effective tax rate	0%	0%

At December 31, 2020, we had an unused net operating loss carryover approximating $2,867,000, after taking certain non-deductible items into account, that is available to offset future taxable income which expires beginning 2038. The availability of such net operating loss carryover to be offset against any future taxable income is significantly limited as a result of a change of control transaction that occurred in November 2019. All prior tax years remain open currently.

NOTE 11. Commitments and Contingencies

In addition to the related party office arrangement disclosed in Note 9, the Company entered into a third party lease agreement in April 2020 covering 4,327 square feet of laboratory and office space in a building located approximately three miles from the Company’s main office.  Under the terms of the lease agreement, which is set to expire on December 31, 2021, the Company made monthly rental payments at a reduced rate from April 2020 to July 2020 and at the full monthly rate of $9,500 since August 2020. The Company is accounting for this lease agreement in accordance with the provisions of ASC 842, “Leases”, which it adopted effective April 1, 2020, including the practical expedients.  Since the Company has no long term leases, the adoption did not have an impact on the Company’s financial statements.

NOTE 12. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 13. Litigation

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

NOTE 14. Subsequent Events

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

In January 2021, the Company entered into private stock subscription agreements with [three] separate accredited investors whereby the Company sold a total of 1,325,000 shares to these investors at an offering price of $0.40 per share, resulting in gross proceeds to the Company of $530,000.

On January 11, 2021, we entered into an Employment Agreement with Duane Drinkwine, Ph.D., effective February 1, 2021 (the “Employment Agreement”). Pursuant to the Employment Agreement, Dr. Drinkwine agreed to serve as the Chief Science Officer of the Company, a non-executive position.

Effective February 9, 2021, the Company, TMDI and EM3 mutually agreed to terminate both the TMDI Agreement and the EM3 Exclusive License and to provide the Company with a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world (see Note 4).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 27, 2020, the Board of Directors dismissed Prager Metis CPAs LLP (“Prager”) as the Company's independent registered public accounting firm. The Company’s Board of Directors recommended and approved the engagement by the Company of PWR CPA, LLP (“PWR”) to serve as the Company’s independent registered public accounting firm, effective March 27, 2020.

The report of Prager on the financial statements of the Company as of and for the fiscal year ended March 31, 2019, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Prager was not the Company’s independent registered public accounting firm during the year ended March 31, 2018.

During the Company’s fiscal year ended March 31, 2019, and the subsequent interim period from April 1, 2019 to the dismissal of Prager, there were no disagreements between the Company and Prager on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Prager, would have caused Prager to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements.

During the Company’s fiscal year ended March 31, 2019, and the subsequent interim period from April 1, 2019 to the dismissal of Prager, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the Company’s fiscal years ended March 31, 2019 and 2018, and the subsequent interim period from April 1, 2019 to engagement of PWR, the Company did not consult with PWR regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020, the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), concluded that as a result of the material weakness in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting.  However, in conjunction with the audit of our consolidated financial statements for the transition period ended December 31, 2020, our independent registered public accounting firm recommended that management improve their processes and identified certain material weaknesses in inventory control. The Company plans to address such material weaknesses and auditor recommendations once the Company has raised additional funding and is able to better segregate duties of personnel.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting and inaccuracies in reconciling inventory to the general ledger as of December 31, 2020, and continue to be ineffective. To the extent practical in light of its current financial condition, the Company will consider expanding financial reporting resources in the future.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, with respect to our current directors and executive officers as of March 15, 2021.

Name	Position	Age	Director/Officer Since
Donal R. Schmidt, Jr.	Director, President and Chief Executive Officer	60	November 2019
D. Hughes Watler, Jr.	Director and Chief Financial Officer	72	November 2019

We do not have any executive officers who are not also members of the Board of Directors. Our directors and any additional directors we may appoint in the future are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board of Directors are filled by majority vote of the remaining directors.

Business Experience

The following is a brief description of the education and business experience of our current directors and executive officers.

Donal R. Schmidt, Jr. - Director, President and Chief Executive Officer

Donal R. Schmidt, Jr. is the founder and President of Texas MDI, Inc. Mr. Schmidt is an attorney and Certified Public Accountant in Texas with substantial combined business experience in both fields. Mr. Schmidt has served as the Company’s Chief Executive Officer, President, and Director since November 2019. In the last five years, he has practiced law in the Law Firm of Donal R. Schmidt, Jr., PLLC, in Dallas, Texas, as the principal. He has previously run several successful public companies, including Maxwell Resources, Inc., an oil and gas company which transitioned to a resource play in mining (which Mr. Schmidt served as Chief Executive Officer and Chairman of from February 2014 to November 2014) and INTREorg Systems, Inc., an internet consulting and ‘back office’ service provider to other businesses (which Mr. Schmidt served as Chief Executive Officer and Chairman of from May 2011 to February 2012). In conjunction with his founding of TMDI, he has gained significant experience as an attorney and entrepreneur in the cannabinoid industry. He received both M.S. and M.B.A. degrees from the University of Texas at Dallas and a J.D. degree from Texas Wesleyan (now Texas A&M) University School of Law.

Qualifications:

The Board of Directors believes that Mr. Schmidt is highly qualified to serve as a member of the Board due to his significant experience running public companies and his substantial understanding of the aerosol manufacturing and marketing industry in general.

D. Hughes Watler, Jr. - Director and Chief Financial Officer

D. Hughes Watler, Jr. is a Certified Public Accountant in Texas and has been an independent financial and accounting consultant since January 2018. Mr. Watler has served as the Chief Financial Officer and as a Director of the Company since November 2019. From March 2007 to November 2017, he served as the Chief Financial Officer of Stack-It Storage, Inc. (OTCQB: STAK) and predecessor companies. He previously served as Senior Vice President & Chief Financial Officer of Goodrich Petroleum Corporation (NYSE: GDP) from 2003 to 2006 and as a financial officer of several other public and private energy companies from 1992 to 2003. Prior thereto, he was an audit partner with Price Waterhouse LLP and was on the firm’s audit staff. He received a B.B.A degree from Texas A&M University and an M.P.A. degree from the University of Texas at Austin.

Qualifications:

Mr. Watler has served as a financial officer of many private and public companies in the past and his industry financial expertise makes him an asset to the Company and qualified to serve as director of the Company.

Significant Employees

Ryan C. Johnson - Vice President of Marketing (a non-executive position)

Ryan C. Johnson, is the co-founder and President of Razor Jacket, LLC, a company that he co-founded in the State of Oregon in August 2019, to research techniques for the extraction of isolates from raw hemp using their proprietary know-how. Mr. Johnson served as the Company’s Chief Operating Officer and as a Director of the Company from November 2020 to February 10, 2021, and subsequent to February 10, 2021, as the Vice President of Marketing of the Company. Since June 2017, Mr. Johnson has also been the co-founder and Managing Partner of A-Vant Garden, an Oregon company which successfully converted a roadside motel into one of the world’s first pharmaceutical grade cannabis cultivation facilities. Prior to that time, he was an independent cannabis industry consultant working in the State of Colorado from 2014 to June 2017. His previous experience includes serving as a civilian employee in the U.S. Department of Defense responsible for initiating government and private sector application protocols for the mitigation and decontamination of chemical and biological warfare and threats to the homeland. Mr. Johnson studied Advertising and Public Relations at the University of Arkansas.

Duane Drinkwine, Ph.D. - Chief Science Officer (a non-executive position)

Dr. Duane C. Drinkwine, joined the Company as a senior executive in charge of laboratory operations in January 2021.  From October 2020 until January 2021, he served as a laboratory consultant for the pharmaceutical industry at Apcial Consultations in Louisville, KY.  From May 2017 until October 2020, he was Senior Applications Engineering Manager with responsibility for laboratory equipment qualification, set-up and training at Cascade Sciences and AGI USA in Portland, OR. From August 2015 until May 2017, he was Senior Applications Engineering Manager with responsibility for heat transfer equipment sizing for jacketed laboratory reactors for the pharmaceutical, petroleum, food, biotech and cosmetic industries at Huber USA in Cary NC. His previous experience includes serving as a laboratory reactor scientist at GlaxoSmithKline PLC. Dr. Drinkwine received a Bachelor’s degree in Electrical Engineering Technology from Pacific University in 1997 and a Ph.D. degree in Electrical Engineering Technology from Ashbourne University in 2004.

Corporate Governance

Family Relationships amongst Directors and Officers

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer, except as discussed below.

The October 23, 2020, Asset Purchase and Sales Agreement entered into between the Company, Razor Jacket, LLC and its owners, Frank Gill and Ryan C. Johnson, required that the Board of Directors continue to nominate Mr. Johnson as a member of the Board of Directors until the earlier of (a) Mr. Johnson’s death; (b) the date Mr. Johnson resigns as a member of the Board of Directors, and/or as an employee of the Company; (c) the date Mr. Johnson’s employment is terminated for cause; (d) the date that Mr. Johnson is disqualified as a member of the Board of Directors of the Company due to any applicable rule of a stock exchange or NASDAQ; or (e) the date that the Board of Directors (or nominating committee) of the Company, acting in good faith, determines that the nomination of Mr. Johnson as a member of the Company’s Board of Directors would violate the fiduciary duties of such members of the Board of Directors (or such nominating committee). On February 10, 2021, Mr. Johnson resigned as a member of the Board of Directors, terminating the appointment right set forth in the Asset Purchase and Sales Agreement.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

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

Committees of the Board

Effective on February 3, 2021, the Board of Directors adopted Charters of the Audit Committee; Compensation Committee and Nominating and Corporate Governance Committee. However, because we do not currently have any independent directors, such committees do not currently have any members and we do not yet have a standing nominating, compensation or audit committees or committees performing similar functions.

In the event that our Board of Directors determines that the uplisting of our common stock to The Nasdaq Capital Market or NYSE American is imminent, the Board anticipates appointing an, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which committee members, will comply with all applicable requirements of The Nasdaq Capital Market or NYSE American, as applicable.

Audit Committee

The Audit Committee, which will be comprised exclusively of independent directors, will be tasked with overseeing our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee will have the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee will have the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

Compensation Committee

The Compensation Committee, which will be comprised exclusively of independent directors, will be responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and overseeing and advising the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee will have the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee, which will be comprised exclusively of independent directors, will be responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

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

Governance by Board of Directors

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

Code of Ethics

We have adopted a Code of Ethical Business Conduct (“Code of Ethics”) that applies to all of our directors, officers and employees. We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.rtslco.com within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees.

Whistleblower Protection Policy

The Company adopted a Whistleblower Protection Policy (“Whistleblower Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company.  The Whistleblower Policy has been reviewed and approved by the Board.

Board of Directors Meetings

During the nine-month transition period ending December 31, 2020, and the year ended March 31, 2020, the Board held no formal meetings but approved a number of corporate actions by unanimous consent.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time.

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build; however, while ‘short sales’ are discouraged by the Company, the Company does not currently have a policy prohibiting such transactions. We plan to implement a policy prohibiting such transactions in the future.

Compensation Recovery

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. We plan to implement a clawback policy in the future, although we have not yet implemented such policy.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers and directors with greater than ten percent beneficial ownership are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all reports were filed for  the fiscal year, except that Donal R. Schmidt, Jr. and D. Hughes Watler, Jr., our officers and directors, inadvertently failed to timely file Form 3s in connection with their appointment as officers of the Company on November 15, 2019, which initial beneficial ownership report have since been filed; Sean Berrier, a greater than 10% shareholder of the Company, inadvertently failed to timely file a Form 3 in connection with his acquisition of more than 10% of our outstanding common stock on December 2, 2020; Donal R. Schmidt, Jr., our Chief Executive Officer and director, inadvertently failed to timely disclose two transactions on Form 4, leading to one Form 4 not being filed timely; and Sean Berrier, a greater than 10% shareholder of the Company, inadvertently failed to timely disclose three transactions on Form 4, leading to one Form 4 being filed late.

ITEM 11. EXECUTIVE COMPENSATION

Effective November 15, 2019, our Board of Directors appointed Donal R. Schmidt, Jr. and D. Hughes Watler, Jr. as the then sole members of our Board of Directors and as executive officers of the Company (Chief Executive Officer and President, and Chief Financial Officer, respectively).  Effective on November 16, 2020, the Board of Directors appointed Mr. Ryan C. Johnson as the Chief Operating Officer of the Company and as a member of the Board of Directors. Mr. Johnson subsequently resigned as Chief Operating Officer and as a member of the Board of Directors on February 10, 2021, provided that Mr. Johnson is continuing to be employed by the Company in a non-executive role, as the Vice President of Marketing of the Company.

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

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity for the transition period ended December 31, 2020 and the fiscal years ended March 30, 2020 and 2019 (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the transition period ended December 31, 2020 and the fiscal years ended March 30, 2020 and 2019, if any (subject to the limitations below); and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2020 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Donal R. Schmidt, Jr., Chief Executive Officer(1)	2020-T(*)	$135,500	-	-	-	-	$135,500
	March 31, 2020	$22,500	-	-	-	-	$22,500

D. Hughes Watler, Jr., Chief Financial Officer(2)	2020-T(*)	$25,575	-	-	-	-	$25,575
	March 31, 2020	$10,200	-	-	-	-	$10,200

Brent Willson, Former Chief Executive Officer(3)	March 31, 2020	-	-	-	-	-	-
	March 31, 2019	$23,486	-	$32,250(4)	-	-	$55,736

Steve Bond, Former Chief Financial Officer(3)	March 31, 2020	-	-	-	-	-	-
	March 31, 2019	$18,357	-	$10,750(4)	-	-	$29,107

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation, nonqualified deferred compensation, or other compensation, during the periods reported above. Does not include disclosure of compensation paid to executive officers (other than our CEO and CFO), who did not make over $100,000 during the 12-month period ended December 31, 2020.

*Refers to the transition period from March 31, 2020 to December 31, 2020.

(1)The amounts shown for Donal R. Schmidt, Jr. represent the amounts paid by the Company for his services in the periods from April 1, 2020 to December 31, 2020, and from November 15, 2019 to March 31, 2020, in his capacity as a contractor, not as an employee.

(2)The amounts shown for D. Hughes Watler, Jr. represent the amounts accrued by the Company for his services in the periods from April 1, 2020 to December 31, 2020, and from November 15, 2019 to March 31, 2020, in his capacity as a contractor, not as an employee.

(3)The amounts shown for Brent Willson and Steve Bond represent amounts paid by the Company to each of them (or to his personal consulting company, in the case of Col Willson) in the year ended March 31, 2019, in their capacities as contractors, not as employees. Col. Willson resigned as Chief Executive Officer and director on November 15, 2019. Mr. Bond resigned as Chief Financial Officer and director on November 15, 2019.

(4)Represents the amortized portion of the grant date fair value of the 1,000,000 shares of common stock issued as stock awards (750,000 shares to Col. Willson and 250,000 shares to Mr. Bond) in early 2018, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 718. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the executive officer. No such stock awards have been granted to any officers since that time.

We do not maintain any life or disability insurance on any of our officers.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the nine-month transition period ended December 31, 2020; (ii) did not have any outstanding equity awards as of December 31, 2020; and (iii) had no options exercised by its Named Executive Officers in the fiscal year ending March 31, 2020 or during the nine-month transition period ended December 31, 2020.

Compensation of Directors

Our directors do not receive any compensation for serving as such.  As of the date hereof, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Employment Agreements; Key Man Insurance and Stock Incentive Plans

Employment Agreements of Significant Employees

The Company does not have any employment agreements or other compensation arrangements currently in place with any of its executive officers. The Company does have agreements in place with Mr. Johnson and Dr. Drinkwine, significant employees of the Company, as described below. The Company also has an employment agreement in place with Mr. Frank Gill, the Company’s Chief Isolate Laboratory Technician, which has similar terms as Mr. Johnson’s employment agreement below. Mr. Gill is not considered a significant employee of the Company.

Johnson Employment Agreement

On November 16, 2020, the Company entered into an Employment Agreement with Ryan C. Johnson. Mr. Johnson’s Employment Agreement provides for:

i.  An effective date of December 1, 2020;

ii.  Mr. Johnson to serve as Chief Operating Officer of the Company through the date of his resignation as Chief Operating Officer on February 10, 2021, and thereafter as Vice President of Marketing (a non-executive position);

iii.  Mr. Johnson to be employed until December 1, 2021, subject to automatic yearly renewals in the event the agreement is not terminated no less than 60 days prior to any applicable renewal date;

iv.  Mr. Johnson to be paid $175,000 per year, which may be increased by management from time to time, and for Mr. Johnson to be eligible to be granted by the management of the Company or the Board of Directors, stock option or cash bonuses in the discretion of the Board of Directors and/or management;

v.  Mr. Johnson to receive additional compensation of 3% of all net sales generated directly from his actions, to the extent the Company makes a cash basis profit (non-cash expenses shall not be included in this calculation), wherein such net sales shall be calculated as gross revenue less cost of goods, less any chargebacks, refunds, returns, recalls or similar transactions from prior periods, which such additional compensation shall be paid quarterly after the close of the Company’s quarterly or annual report;

vi. Standard assignment of inventions, confidentiality requirements, non-solicitation requirements, and representations and warranties of the parties;

vii.  Three weeks of paid vacation per year (of which one week may carry forward from year-to-year);

viii.  A non-compete, in consideration for, among other things, an additional $1,000 per year of compensation, restricting him from competing against the Company or owning any percentage of any entity which is in the hemp or aerosol business, for a period until the later of (x) two years after the termination of the agreement, and (y) December 1, 2023, subject to certain exceptions;

ix.  That the Company may terminate the agreement at any time for any reason (subject to the requirement to pay severance fee, as discussed below, where applicable); and

x.  That in the event that Mr. Johnson’s employment with the Company is terminated by the Company other than due to his death, disability, the non-renewal of the agreement pursuant to its terms, or with cause (defined as his failure to substantially perform his duties, failure to comply with any written or oral direction of the Chief Executive Officer which relates to the performance of his duties, subject to certain exceptions, the commission of any criminal act which constitutes a felony or involves fraud, dishonesty, or moral turpitude, the failure to render services under the agreement due to alcohol or drug abuse, or a willful material violation of any employment policies of the Company or any material breach of any term of the employment agreement, subject where applicable under the agreement, to the right to cure such breaches), or in the event Mr. Johnson terminates the agreement for good reason (as defined in the agreement as the Company’s failure to pay any compensation due to Mr. Johnson, a reduction in his compensation without his consent, the failure of the Company to provide adequate resources to Mr. Johnson (subject to certain exceptions), or any action by the Company, except as required by law or government regulation, which would adversely affect Mr. Johnson’s ability to perform his duties under the agreement or participate in any bonus or incentive plan), the Company is required to pay Mr. Johnson 12 months of severance (based on his then base salary), payable equally in 12 monthly installments. Upon termination of the agreement for any other reason, he is due only accrued and unpaid compensation (and accrued vacation days) through the date of termination.

Dr. Duane Drinkwine Agreement

On January 11, 2021, we entered into an Employment Agreement with Duane Drinkwine, Ph.D., effective February 1, 2021 (the “Employment Agreement”). Pursuant to the Employment Agreement, Dr. Drinkwine agreed to serve as the Chief Science Officer of the Company, a non-executive position. The Employment Agreement has a term of one year, automatically renewable thereafter for additional one-year periods unless terminated by either party no less than 60 days prior to such automatic renewal dates. We agreed to pay Dr. Drinkwine $125,000 per year in cash, which amount may be increased from time-to-time in the discretion of the management of the Company, including on an annual basis, and that Dr. Drinkwine would be eligible for stock or cash bonuses (including stock options), in the discretion of the management of the Company, from time to time. As additional consideration under the agreement, we agreed that Dr. Drinkwine could earn up to 2,000,000 shares of a to-be designated series of preferred stock of the Company, which would have an agreed upon value of $0.80 per share, and convert into common stock of the Company on a one-for-one basis, at any time, beginning two years after the effective date of the Employment Agreement. A total of 500,000 shares of the new preferred stock will be due on the six-month anniversary of the effective date, and 500,000 shares of new preferred stock will be due thereafter on each anniversary date of the effective date (until a total of 2 million shares are issued), subject to Dr. Drinkwine’s continued service to the Company. However, if Dr. Drinkwine’s employment is terminated for cause prior to the second anniversary of the agreement, all shares previously earned are forfeited. Any shares of common stock issuable upon conversion of the new preferred stock shares are subject to a trading restriction, which prohibits Dr. Drinkwine from trading such shares until January 1, 2023, and from not trading more than 5% of the average daily trading volume of the Company’s common stock from January 2, 2023, to October 31, 2025, subject to certain exceptions.

The Company also agreed to provide Dr. Drinkwine the use of an apartment and a vehicle. The agreement includes customary assignment of inventions, non-solicitation and non-compete language, prohibiting Dr. Drinkwine from competing against the Company or soliciting employees until the later of the second anniversary of the termination date of his employment and the third anniversary of the date of the Employment Agreement, subject to certain exceptions. In the event Dr. Drinkwine’s employment is terminated by the Company other than for death, disability, non-renewal, with cause, or by Dr. Drinkwine for good reason, Dr. Drinkwine is due 12 months of severance pay, payable in equal monthly installments, subject to Dr. Drinkwine providing a general release to the Company.

Prior Agreements

On January 29, 2018, the Company entered into an at-will employment agreement, which was subsequently amended, with Colonel Brent Willson pursuant to which Col. Willson agreed to serve as Chief Executive Officer and President of the Company commencing on such date. The amended agreement provided for an annual salary of $50,000. Contemporaneous with Col. Willson’s execution of the agreement, Col. Willson purchased from the Company 750,000 shares of Company common stock at a purchase price of $0.001 per share; provided that if Col. Willson’s employment with the Company is terminated the Company has the right to repurchase from Col. Willson, at a purchase price of $0.05 per share, such number of purchased shares as is equal to 750,000 multiplied by “X” divided by 36, where “X” equals 36 minus the number of whole months Col. Willson has provided services to the Company; provided further that if the Company terminates Col. Willson for “cause” all purchased shares may be repurchased by the Company for the initial purchase price paid by the Company. On November 15, 2019, Col Willson resigned as an officer and director of the Company and the contract was effectively terminated.  As of the date hereof, the Company has not exercised its repurchase right and does not anticipate exercising such right.

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

On January 29, 2018, the Company entered into an at-will employment agreement with Mr. Steve Bond pursuant to which Mr. Bond agreed to serve as Chief Financial Officer of the Company commencing on such date. The agreement provided for an annual salary of $100,000. Contemporaneous with Mr. Bond’s execution of the agreement, Mr. Bond purchased from the Company 250,000 shares of Company common stock at a purchase price of $0.001 per share; provided that if Mr. Bond’s employment with the Company is terminated the Company has the right to repurchase from Mr. Bond, at a purchase price of $0.05 per share, such number of purchased shares as is equal to 750,000 multiplied by “X” divided by 36, where “X” equals 36 minus the number of whole months Mr. Bond has provided services to the Company; provided further that if the Company terminates Mr. Bond for “cause” all purchased shares may be repurchased by the Company for the initial purchase price paid by the Company. On November 15, 2019, Mr. Bond resigned as an officer and director of the Company and the contract was effectively terminated. As of the date hereof, the Company has not exercised its repurchase right and does not anticipate exercising such right.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2021 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation”, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 182,354,331 shares of our common stock outstanding as of the Date of Determination.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 580 Peterson Lane, Suite 200, Dallas, Texas 75240.

Name and Address of Beneficial Owner	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Donal R. Schmidt, Jr.(1)	50,333,333	27.6
D. Hughes Watler, Jr.	-0-	-0-
Brent Willson(2)	750,000	*
Steve Bond(2)	250,000	*
All Executive Officers and Directors as a Group (two persons)(1)	50,333,333	27.6

Greater than 5% Stockholders
Sean Berrier	50,333,333	27.6
Dan F. Boone(3)	15,400,000	8.4

(1)Shares are held in the name of Diamond Head Ventures, LLC, which entity Mr. Schmidt owns and controls and which shares Mr. Schmidt has voting and dispositive control over.

(2)Col Willson and Mr. Bond both resigned as directors and officers of the Company, effective November 15, 2019.

(3)Address: 1615 West Loop 289, Lubbock, Texas 79416.

* Less than 1%.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	45,000,000	$-	45,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	45,000,000	$-	45,000,000

Represents awards issuable under the Company’s 2018 Stock Plan (20,000,000 shares) and 2020 Equity Incentive Plan (25,000,000 shares, subject to increase as provided therein).

2018 Stock Option Plan

The 2018 Stock Option Plan (“2018 Plan”) is administered by the Board of Directors of the Company, or, once constituted, the Compensation Committee of the Board of Directors. The number of shares of the Company’s Common Stock that may be issued under the 2018 Plan is 20,000,000. Of these 20,000,000 shares: (i) the maximum number of shares issuable as stock options (either incentive stock options or nonqualified stock options) is 20,000,000; (ii) the maximum number of shares as to which a key employee may receive stock options in any calendar year is 1,000,000 (or 1,000,000 in the calendar year in which the employee's employment commences); and (iii) the maximum number of shares that may be used for stock awards and/or stock unit awards is 1,000,000. All employees of the Company designated as key employees for purposes of the 2018 Plan and all non-employee directors of the Company are eligible to receive awards under the 2018 Plan. The 2018 Plan provides for discretionary awards of stock options, stock awards and stock unit awards to participants. Each award made under the 2018 Plan will be evidenced by a written award agreement specifying the terms and conditions of the award as determined by the Board of Directors in its sole discretion, consistent with the terms of the 2018 Plan.

2020 Equity Incentive Plan

On December 29, 2020, the Board of Directors adopted, subject to the ratification by the majority stockholders, which ratification occurred on December 30, 2020, and which will be effective on February 13, 2021, pursuant to the requirements of Rule 14c-2 of the Exchange Act, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”).

The 2020 Plan will provide an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2020 Plan is the sum of (i) 25,000,000 shares, and (ii) an annual increase on March 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 25,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 250,000,000 incentive stock options may be granted pursuant to the terms of the 2020 Plan.

Employees, non-employee directors, and consultants of the Company and its subsidiaries are eligible to participate in the 2020 Plan. Incentive stock options may be granted under the 2020 Plan only to employees of the Company and its affiliates. Employees, directors and consultants of the Company and its affiliates are eligible to receive all other types of awards under the 2020 Plan. No awards are issuable by the Company under the 2020 Plan (a) in connection with services associated with the offer or sale of securities in a capital-raising transaction; or (b) where the services directly or indirectly promote or maintain a market for the Company’s securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2018, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for December 31, 2020, March 31, 2020 and 2019, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons.

Texas MDI Agreements

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company, entered into a sublicense agreement whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI has licensed from EM3 and the right to use the RxoidTM brand name owned by TMDI. TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3. Pursuant to the Sublicense Agreement the Company obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing hemp extract or hemp isolates or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019).

The term of the Sublicense Agreement was from November 15, 2019 until the expiration of the EM3 Exclusive License Agreement. Pursuant to an amendment to the EM3 Exclusive License Agreement entered into in June 2020, all improvements to the ‘Desirick Procedure’ created by TMDI during the term of such agreement belonged to TMDI, in consideration for 100,000 shares of the Company’s common stock.

During the term of the Sublicense Agreement, the Company was required to advance payments to TMDI that TMDI was required to make to EM3, pursuant to the EM3 Exclusive License Agreement. The Company’s obligation to make such advancements to TMDI was conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company had an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Sublicense Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables are purchased from EM3 for use in such states during the preceding year). The Company partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and agreed to pay the remaining license fee of $65,000 in cash within a 24-month period. The Company recorded the entire $200,000 license fee as an intangible asset and was amortizing it to expense on a straight-line basis over a 24-month period. The Sublicense Agreement and EM3 Exclusive License were terminated in connection with the parties’ entry into the Settlement Agreement discussed below.

Effective on November 30, 2020, the Company acquired 100% of Rxoid Health Solutions, LLC (“Rxoid Health”), a Texas limited liability company, pursuant to a Membership Interest Purchase Agreement entered into with TMDI, which previously owned such entity, for $100. Rxoid Health owns the right to the RxoidTM brand name, which as of November 30, 2020, is owned and controlled by the Company, and no longer licensed from TMDI. TMDI is controlled by Mr. Schmidt, our Chief Executive Officer and director.

On February 9, 2021, the Company entered into a Settlement and Mutual Release Agreement dated February 9, 2021 with TMDI, Diamond Head, EM3, the owner of EM3, Richard Adams and Holly. The Settlement Agreement was entered into in order to settle certain disputes which had arisen between the parties relating to the Sublicense Agreement, EM3 Exclusive License, and related agreements. Pursuant to the Settlement Agreement, the parties agreed to (a) terminate the Sublicense Agreement, EM3 Exclusive License, and a separate Sales and Licensing Agreement dated November 21, 2018, pursuant to which EM3 agreed to sell certain consumables to Diamond Head and provide a license to use certain intellectual property in connection therewith; (b) Adams agreed that the Company was no longer required to issue him 100,000 shares of the Company’s common stock, which were to be issued to him pursuant to the terms of the First Amendment (which had not been issued as of such date); (c) EM3 and Adams agreed to enter into a new Exclusive License Agreement with the Company (discussed below); (d) each of the parties to the Settlement Agreement, other than the Company, agreed that the Company was the rightful owner of all improvements to the Licensed IP (as defined below), which was created by TMDI, Diamond Head or the Company, prior to, and after the date of the parties’ entry into the Settlement Agreement; (e) Holly Brothers agreed to transfer to Adams ownership of a touring coach; and (f) each of TMDI, Diamond Head and the Company provided a general release to EM3 and Adams and EM3 and Adams provided a general release to each of TMDI, Diamond Head, and each of their officers, directors and related parties. As a result of the release, the Company no longer owes TMDI (or EM3) any license fees under the Sublicense Agreement or EM3 Exclusive License (including, but not limited to the $65,000 previously owed under the terms of the Sublicense Agreement, which amount was previously accrued).

Also, on February 9, 2021, as a required term and condition of the Settlement Agreement, the Company, EM3, and Adams entered into a new Exclusive License Agreement dated February 9, 2021. Pursuant to the New EM3 License, EM3 provided us a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use, including, but not limited to, related consumables (cans, valves, and actuators), filling equipment for pressurized MDIs (pMDIs), and/or plastic testing vials and training, support or maintenance thereon of any combination thereof, and all intellectual property of EM3 relating to the foregoing, on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world, in consideration for $10. The New EM3 License provides our right of ownership of any improvements to the Licensed IP, requires EM3 to indemnify us against any claims associated with EM3’s breach of the agreement (including in the event any third-party claims to own the Licensed IP), and contains non-circumvention provisions. The New EM3 License continues in place until such time, if ever, as we terminate the agreement. In the event we terminate the New EM3 License, we are provided the non-exclusive license to use the Licensed IP throughout the world for so long as we continue to manufacture and distribute products.

As a result of the Settlement Agreement and the New EM3 License, we no longer owe any obligations to TMDI or EM3 (other than the $10 and other consideration already paid) and have a royalty-free, perpetual exclusive license applicable to Texas, California, Florida, and Nevada from EM3 to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize the Licensed IP, which enables the production of a so-called metered-dose inhaler using hemp cannabinoid derivatives under the RxoidTM and/or nhāler brands or on a white label basis.

Related Party Notes

As of December 31, 2020, we had the following related party notes payable: (i) $351,933 of notes payable – related party issued mostly in early 2018 to a group of accredited investors known to the Company and to each other in connection with the acquisition of Treasury Stock, computers and equipment, and working capital financing, and (ii) $315,240 of convertible notes payable - related party, representing financing support received from some of the same accredited investors for significant corporate level transactions occurring in late 2019 and early 2018. The Company’s notes payable are described in greater detail in in Note 7 to the audited financial statements included herein under “Part II-Item 8. Financial Statements and Supplementary Data”.

As of December 31, 2020, we had the following related party notes payable: $23,350 was owed by the Company under a promissory note payable to a company which Mr. Watler serves as an officer.

Office Space

Since November 2019, our corporate and executive offices have been located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company. Due to the anticipation of our needs for additional space, we entered into a third-party lease agreement in April 2020 covering 4,327 square feet of laboratory and office space in a building located in Addison, Texas, approximately three miles from our corporate office.  Under the terms of the lease agreement, we have made monthly rental payments at a reduced rate from April 2020 to July 2020 and at the full monthly rate of $9,500 since August 2020. This lease agreement is currently set to expire on December 31, 2021. The amounts due under the lease are guaranteed by our Chief Executive Officer, Donal R. Schmidt, Jr. The Company anticipates that its present arrangements for office and laboratory space will continue to be satisfactory for the foreseeable future.

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

Director Independence

We are currently not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to (and we do not) have a Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its Directors in reference to the definition of “Independent Director” established by the Nasdaq Marketplace Rule 5605(a)(2).  In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its Directors. After such review, the Board of Directors has determined none of our directors qualify as independent under the requirements of the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prager Metis CPA’s LLP (“Prager”), served as the Company’s independent registered public accounting firm for the year ended March 31, 2019 and for the subsequent period through March 26, 2020. Effective on that date, the Company dismissed Prager as the Company’s independent registered public accounting firm and engaged PWR CPA, LLC (“PWR”) as its new independent registered public accounting firm. PWR has served as the Company’s independent registered public accounting firm since the fiscal year ended March 31, 2020. The aggregate fees for professional services rendered by Prager and PWR for the nine-month transition period ended December 31, 2020 and the fiscal years ended March 31, 2020 and 2019, were as follows:

	Nine Months ended December 31, 2020	Year ended March 31, 2020	Year ended March 31, 2019
Audit and Quarterly Review Fees - Prager	$-	$10,500	$14,500
Audit and Quarterly Review Fees - PWR	32,500	19,000	-
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
TOTAL	$32,500	$29,500	$14,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a) Documents filed as part of this Report

1. All Financial Statements

The consolidated financial statements and notes are included herein under “Part II-Item 8. Financial Statements and Supplementary Data”.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

2. Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1#	Asset Purchase and Sales Agreement dated October 23, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., as purchaser, and Razor Jacket, LLC, Frank Gill, and Ryan Johnson, as sellers	8-K	000-55018	2.1	10/29/2020
2.2	First Amendment to Asset Purchase and Sales Agreement dated November 16, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., as purchaser, and Razor Jacket, LLC, Frank Gill, and Ryan Johnson, as sellers	8-K	000-55018	2.2	11/18/2020
2.3	Membership Interest Purchase Agreement by and between the sole member of Rxoid Health Solutions, LLC, and Rapid Therapeutic Science Laboratories, Inc., dated November 30, 2020	8-K	000-55018	2.1	2/9/2021

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	000-55018	3.1	1/21/2020
3.2	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 12, 2020	8-K	000-55018	3.1	11/18/2020
3.3	Bylaws	S-1	333-188781	3.2	5/23/2013
4.1*	Description of Securities of the Registrant					X
10.1	Form of five-year Note issued in Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018	8-K	000-55018	10.4	2/2/2018
10.2**	Rapid Therapeutic Science Laboratories, Inc. 2018 Amended and Restated Stock Plan	10-K/A	000-55018	10.1	8/27/2020
10.3	Sublicense Agreement between Texas MDI, Inc. and Holly Brothers Pictures, Inc., dated as of November 15, 2019	8-K	000-55018	10.1	11/22/2019
10.4	Exclusive License Agreement dated October 1, 2019 by and between Texas MDI, Inc. and EM3 Methodologies, LLC [Filed as Exhibit A to the Sublicense Agreement incorporated by reference herein as Exhibit 10.3]	8-K	000-55018	10.1	11/22/2019
10.5	First Amendment to Exclusive License Agreement dated June 25, 2020 by and between Texas MDI, Inc. and EM3 Methodologies, LLC	10-K/A	000-55018	10.4	8/27/2020
10.6	Form of Promissory Note issued by Holly Brothers Pictures, Inc. to an investor, dated as of November 18, 2019, with a five year maturity	8-K	000-55018	10.2	11/22/2019
10.7	Form of Promissory Note issued by Holly Brothers Pictures, Inc. to an investor, dated as of November 18, 2019, with variable maturity terms	8-K	000-55018	10.3	11/22/2019
10.8	Form of Amendment to certain Promissory Notes issued by Holly Brothers Pictures, Inc. to various holders, dated as of November 18, 2019	8-K	000-55018	10.4	11/22/2019
10.9	Securities Purchase Agreement between Rapid Therapeutic Science Laboratories, Inc. and Power Up Lending Group, Ltd., dated as of June 30, 2020	8-K	000-55018	10.1	7/6/2020

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.10	Form of Subscription Agreement (August 2020)	10-Q	000-55018	10.2	8/13/2020
10.11**	Employment Agreement entered into between Rapid Therapeutic Science Laboratories, Inc. and Frank Gill, dated November 16, 2020	8-K	000-55018	10.1	11-18-2020
10.12**	Employment Agreement entered into between Rapid Therapeutic Science Laboratories, Inc. and Ryan Johnson, dated November 16, 2020	8-K	000-55018	10.2	11-18-2020
10.13	Assignment of Intellectual Property Agreement dated November 16, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., Razor Jacket, LLC, Frank Gill and Ryan Johnson	8-K	000-55018	10.3	11-18-2020
10.14	Trading Agreement dated November 16, 2020, between Frank Gill and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.4	11-18-2020
10.15	Trading Agreement dated November 16, 2020, between Frank Gill, Ryan Johnson and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.5	11-18-2020
10.16**	Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan	8-K	000-55018	10.3	2/9/2021
10.17	Form of Subscription Agreement $0.40 Per Share (January 2021 Private Offering)	8-K	000-55018	10.1	1-26-2021
10.18	Form of Common Stock Purchase Warrant (January 2021 Private Offering)	8-K	000-55018	10.2	1-26-2021
10.19**	Employment Agreement with Duane Drinkwine dated January 11, 2021	8-K	000-55018	10.3	1-26-2021
10.20**	Trading Agreement dated January 11, 2021, with Duane Drinkwine	8-K	000-55018	10.4	1-26-2021
10.21	Settlement and Mutual Release Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., Texas MDI, Inc. (formerly Texas MDI, LLC), Diamond Head Ventures, LLC, EM3 Methodologies, LLC, and Richard Adams and Holly Brothers Pictures, LLC	8-K/A	000-55018	10.1	2/9/2021
10.22	Exclusive License Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., EM3 Methodologies, LLC, and Richard Adams	8-K/A	000-55018	10.2	2/9/2021
14.1	Code of Ethics	8-K	000-55018	14.1	2/9/2021

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
21.1*	Subsidiaries of the Registrant					X
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Charter of the Audit Committee	8-K	000-55018	99.1	2/9/2021
99.2	Charter of the Compensation Committee	8-K	000-55018	99.2	2/9/2021
99.3	Charter of the Nominating and Corporate Governance Committee	8-K	000-55018	99.3	2/9/2021
99.4	Whistleblower Protection Policy	8-K	000-55018	99.4	2/9/2021
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Filed herewith.

** Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.

+ Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(b)(2) and/or 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Rapid Therapeutic Science Laboratories, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedule or exhibit so furnished.

ITEM 16. FORM 10-K SUMMARY.

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

Date: March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donal R. Schmidt, Jr.	Chief Executive Officer, President, and Director	March 16, 2021
Donal R. Schmidt, Jr.	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer and Director	March 16, 2021
D. Hughes Watler, Jr.	(Principal Financial & Accounting Officer)