Form 10-Q
period 2021-03-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2021-05-14
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $0.001 per share, as of May 14, 2021, was 193,516,921 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

FORM 10-Q

MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$184,997	$499,146
Inventory	186,802	186,802
Total current assets	371,799	685,948

Property and equipment:
Property and equipment, gross	626,519	606,740
Accumulated depreciation	(12,780)	(7,255)
Net property and equipment	613,739	599,485

Intangible assets:
Sublicense agreement, net of accumulated amortization of zero and $112,500	170,075	227,500

Total assets	$1,155,613	$1,512,933

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$44,926	$112,298
Notes payable - related party	23,700	23,700
Notes payable - other	24,686	674,927
Accrued interest payable	34,921	354,659
Derivative liability	-	43,306
Total current liabilities	128,233	1,208,890

Other liabilities:
Convertible notes payable	150,000	315,240
Total liabilities	278,233	1,524,130

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Series A Preferred stock, no par value per share, 16,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 750,000,000 shares authorized, 193,379,421 and 180,936,608 shares issued and outstanding	193,379	180,937
Additional paid in capital	7,208,626	5,798,745
Accumulated deficit	(6,187,286)	(5,653,540)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	877,380	(11,197)

Total liabilities and stockholders’ deficit	$1,155,613	$1,512,933

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$-	$9,139
Costs of goods sold	-	7,155
Gross profit	-	1,984

Operating expenses:
General and administrative	501,923	224,240
Amortization expense	12,500	25,000
Depreciation expense	5,525	-
Total operating expenses	519,948	249,240

Other income (expense):
Interest expense	(13,798)	(63,892)
Total other income (expense)	(13,798)	(63,892)

Net loss before income taxes	(533,746)	(311,148)
Income taxes	-	-

Net loss	$(533,746)	$(311,148)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	182,338,723	158,491,165

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	180,936,608	$180,937	$5,798,745	$(5,653,540)	$(337,339)	$(11,197)

Private sales of common stock	1,325,000	1,325	528,675	-	-	530,000
Stock issued for conversion of notes payable	11,094,585	11,094	878,937	-		890,031
Stock issued in lieu of accrued interest and lending fee	23,228	23	2,269	-	-	2,292
Net loss	-	-	-	(533,746)	-	(533,746)

Balance at March 31, 2021	193,379,421	$193,379	$7,208,626	$(6,187,286)	$(337,339)	$877,380

Balance at December 31, 2019	156,856,000	$156,856	$2,242,418	$(3,290,271)	$(337,339)	$(1,228,336)

Private sales of common stock	1,100,000	1,100	73,900	-	-	75,000
Stock compensation expense	1,600,000	1,600	98,400	-	-	100,000
Net loss	-	-	-	(311,148)	-	(311,148)

Balance at March 31, 2020	159,556,000	$159,556	$2,414,718	$(3,601,419)	$(337,339)	$(1,364,484)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(533,746)	$(311,148)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	-	100,000
Amortization expense	12,500	25,000
Depreciation expense	5,525	-
Changes in operating assets and liabilities:
Inventory	-	(5,873)
Accounts payable and accrued expenses	(22,447)	(12,861)
Accrued interest payable	13,798	63,891
Contract liabilities	-	32,000
Other, net	-	(44,925)
Net cash flows used in operating activities	(524,370)	(153,916)

Cash flows from investing activities:
Additions to property and equipment	(19,779)	-
Net cash flows used in investing activities	(19,779)	-

Cash flows from financing activities:
Private sales of common stock	530,000	75,000
Payments of notes payable	(300,000)	-
Equity subscription payable	-	90,000
Net cash flows provided by financing activities	230,000	165,000

Net increase (decrease) in cash and cash equivalents	(314,149)	11,084
Cash and cash equivalents at beginning of period	499,146	125,132

Cash and cash equivalents at end of period	$184,997	$136,216

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental Non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$892,323	$-

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

(formerly, Holly Brothers Pictures, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs.  On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc. On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency. Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using inhaler technology that the Company has licensed from a third party as a result of the execution of a license agreement with the licensor (see Note 4).  In conjunction with the adoption of that new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020. At that time, the Company also commenced initial sales of its inhaler products.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2021, the results of its operations for the three month periods ended March 31, 2021 and 2020, the changes in its stockholder’s deficit for the three month periods ended March 31, 2021 and 2020, and cash flows for the three month periods ended March 31, 2021 and 2020. These financial statements should be read in conjunction with our Transition Report on Form 10-K for the nine months ended December 31, 2020, as filed with the SEC on March 16, 2021.

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

(2)Summary of Significant Accounting Policies

Basis of Accounting - The basis is United States generally accepted accounting principles. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rxoid Health Solutions, LLC and Power Blockchain, LLC (which is presently inactive).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year - In February 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2021. The amounts reported herein for the three-month period ended March 31, 2020 were derived from the Company’s previously filed quarterly financial statements, based on the prior fiscal year end.

Cash and Cash Equivalents - The Company considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory - Inventory as of March 31, 2021 and December 31, 2020, consists of inhalers and related products and supplies delivered to a location near the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market.

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

Recently Issued Accounting Pronouncements - In the three months ended March 31, 2021, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from March 31, 2021 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 11).

(3)Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $6,187,286 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

(4)Intangible Assets

The Company has acquired certain intangible asset rights to use the metered dose inhaler (MDI) developed by EM3 Methodologies, LLC (“EM3”) under a perpetual license agreement, dated February 9, 2021 (the “EM3 Exclusive License”). From November 15, 2019 to February 9, 2021, we held essentially the same rights, but on a more costly basis, under a renewable sublicense agreement with an affiliated company that had a license agreement with EM3, as further described below.

Effective November 15, 2019, we entered into a sublicense agreement (the “TMDI Agreement”) with Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), whereby we acquired a sublicense from TMDI to use certain technology regarding MDI’s that TMDI had licensed from EM3 and the right to use the RxoidTM brand name owned by TMDI. At that time, TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the Agreement, we obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction, in consideration for the issuance of 140,000,000 shares of the Company’s common stock. Such rights were recorded as the acquisition of an intangible asset in the amount of $140,000, based on the par value of the shares issued.

Effective February 9, 2021, both the TMDI Agreement and the EM3 Exclusive License were effectively terminated by mutual agreement of all parties and EM3 agreed to provide the Company with a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world.

During the term of the TMDI Agreement, we were required to reimburse TMDI for the initial two year license fee owed by TMDI to EM3 in the amount of $200,000. We partially satisfied this obligation by making an equipment purchase on behalf of EM3 in the amount of $135,000, and agreed to pay the remaining license fee of $65,000, either by making cash fee payments or by making cash purchases of certain supplies from EM3, within a 24-month period (for which, we had recorded a liability of $44,925 for the unpaid portion of this amount in accounts payable as of December 31, 2020). We had recorded the entire $200,000 license fee as an intangible asset and were amortizing such expense on a straight-line basis over a 24-month period at the rate of $25,000 per quarter. Pursuant to the termination of the two agreements, we no longer owe TMDI (or EM3) any license fees under either agreement (including, the accrued liability of $44,925). Effective February 2020, the Company is accounting for the licenses as an infinite asset not subject to the amortization, resulting in the remaining balance of $170,075 being subjected to impairment testing at least annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

(5)Asset Acquisition

On November 16, 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products and its owners, with an effective date of November 1, 2020 (the “RJ Agreement”). Pursuant to the terms of the RJ Agreement, we purchased the intellectual property owned by Razor Jacket and the related equipment owned by the two members of Razor Jacket for a total purchase price of: (a) $300,000 in cash, paid at closing; (b) 625,000 shares of restricted common stock, issued at closing; and (c) the right for the sellers to earn up to 16,500,000 shares of our Series A of preferred stock, which are convertible into common stock on a one-for-one basis, subject to certain conditions. In conjunction with the closing of the acquisition, the acquired equipment is being readied for installation in our facilities near Dallas, Texas, where it is to be utilized in the extraction of isolates from raw hemp using proprietary know-how developed by Razor Jacket for use by us as a component of our inhaler products or for sale directly to third party customers.

The Company has accounted for this transaction as an acquisition of assets, pursuant to the provisions of Accounting Standards Codification (ASC) 805-50. Accordingly, we have accounted for each component of the purchase price as follows:

•We have charged the $300,000 in cash paid to the sellers at closing, which reflects an underlying cost that has no continuing benefit to the Company, to general and administrative expense in the nine-month transition period ended December 31, 2020 that was prepaid asset at closing.

•We have allocated the 625,000 shares of restricted common stock issued to the sellers at closing as an addition to property and equipment in the amount of $500,000, based on an agreed upon price of $0.80 per share, which approximated the then current quoted price of the Company’s common stock, in accordance with the terms of the RJ Agreement.

•We have treated the right for the sellers to earn up to 16,500,000 shares of Series A preferred stock of the Company, consisting of three tranches of 5,500,000 shares each, as performance based contingent consideration, which potentially could be earned over a three-year period.  Therefore, the Company will account for the issuance of any such shares of Series A preferred stock as compensation expense, when (and if) each tranche is earned and the shares are issued, pursuant to the terms of the RJ Agreement.

Razor Jacket was originally formed in July 2019 for the sole purpose of researching techniques for the extraction of isolates from raw hemp. We have not presented any pro forma disclosures relating to this acquisition in the notes to our financial statements because the transaction is deemed an asset acquisition.

(6)Property and Equipment

As of March 31, 2021, and December 31, 2020, the Company had the following balances of property and equipment:

	March 31, 2021	December 31, 2020
Equipment purchased from Razor Jacket, LLC in November 2020, stored in a warehouse in Oregon, and awaiting shipment and installation in the Company's facilities in Dallas, Texas	$500,000	$500,000

Equipment located in the Company's facilities in Dallas, Texas	124,019	104,240

Leasehold improvements in the Company's facilities in Dallas, Texas	2,500	2,500

Total property and equipment	626,519	606,740

Less: Accumulated depreciation	(12,780)	(7,255)

Net property and equipment	$613,739	$599,485

The Company presently anticipates that the equipment purchased from Razor Jacket, LLC will be transported and installed, either in the Company’s existing leased facilities or in newly leased facilities, in Dallas, Texas, in the second quarter of 2021.

(7)Notes Payable

As of March 31, 2021 and December 31, 2020, the Company had the following note payable obligations:

	March 31, 2021	December 31 2020
Promissory note issued to an accredited investor on November 10, 2020, accruing interest at 5% per annum, due on January 10, 2021, along with lending fee of 20,000 shares of common stock	$-	$300,000

Convertible promissory notes issued to two accredited investors on November 15, 2019, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	150,000	150,000

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	-	165,240

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $0.05 per share.	48,386	351,933

Convertible notes issued to an accredited investor in three tranches from June to August 2020, net of unamortized debt discount of $43,306 (see further discussion below)	-	46,694

Total notes payable	$198,386	$1,013,867

Future maturities of notes payable as of March 31, 2021 are as follows:

Year ending December 31, 2022	$48,386
Year ending December 31, 2023	-
Year ending December 31, 2024	150,000
Year ending December 31, 2025	-
Year ending December 31, 2026	-
$198,386

Effective August 31, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, at a conversion price of $0.05 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock at that time.

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share, with total principal and accrued interest balances in the aggregate amount of $410,888, converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share, with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock. As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of March 31, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $31,173, remain outstanding and are available to be subsequently converted into 4,117,160 shares of common stock, subject to the ownership limitation (see Note 8).

From June 30, 2020 to August 14, 2020, the Company entered into three identical Securities Purchase Agreements with an accredited investor (the “Buyer”) with respect to Convertible Promissory Notes (the “Notes”) issued by the Company to the Buyer in the total amount of $125,000.  The Notes had a maturity date of one year after the date of each issuance and bore interest at a rate of 12% per annum, which was not due until maturity. At the option of the Buyer, the Notes could be converted into shares of the Company’s common stock, beginning one hundred eighty (180) days following the date of each issuance. Under this option, the conversion price was equal to a discount of 42% of the average of the three (3) lowest closing bid prices for the common stock during the prior fifteen (15) trading day period. The Buyer was limited to a 4.99% beneficial ownership limitation in connection with such conversion right under the note. The Company determined that the conversion feature of the Notes required the recognition of a derivative liability upon each issuance. Accordingly, the Company calculated the fair value of these derivative liabilities, using the Black Scholes model, and recognized a derivative liability for each Note in that amount offset by a debt discount. On December 30, 2020, the Buyer elected to exercise the conversion option on $35,000 of principal of the first Note resulting in the issuance of 80,775 shares of common stock to the Buyer. In the three months ended March 31, 2021, the Buyer elected to exercise the conversion option on the remaining principal of the first Note and the entire principal of the second and third Notes resulting in the issuance of 264,520 shares of common stock to the Buyer.

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $0.05 per share (as indicated above, such notes in the amount of $708,150 have been converted into common stock as of March 31, 2021, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)Stockholders’ Equity

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

Effective August 31, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued to the holders on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835 into shares of the Company’s common stock, at a conversion price of $0.05 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus an additional accrued interest amount of $96,536, converted their notes into 10,022,749 shares of common stock at that time.

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share with total principal and accrued interest balances in the aggregate amount of $410,888 converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock. As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of March 31, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $31,173, remain outstanding and are available to be subsequently converted into 4,117,160 shares of common stock, subject to the ownership limitation (see Note 7).

During the three months ended March 31, 2021, the Company entered into private stock subscription agreements with three accredited investors whereby it sold them a total of 1,325,000 shares of restricted common stock at an offering price of $0.40 per share, resulting in gross proceeds to the Company of $530,000. The investors also received an equal number of warrants to purchase additional shares of common stock at exercise prices of $0.85 to $1.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

On December 29, 2020, the Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification occurred pursuant to a majority stockholder consent, effective on December 30, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2020 Plan is the sum of (i) 25,000,000 shares, and (ii) an annual increase on March 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) twenty-five million (25,000,000) shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 250,000,000 incentive stock options may be granted pursuant to the terms of the 2020 Plan.

The 2020 Plan will provide an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant. The Company has made no awards under this Plan to date.

In March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 20,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. The Company has made no awards under this Plan to datestock unit awards to key employees and non-employee directors. The Company has made no awards under this Plan.

(9)Related Party Transactions

Office services have been provided without charge by our Chief Executive Officer and director, Donal R. Schmidt, Jr. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

(10)Commitments and Contingencies

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

(11)Subsequent Events

In April 2021, the Company entered into private stock subscription agreements with three separate accredited investors whereby the Company sold a total of 137,500 shares to these investors at an offering price of $0.40 per share, resulting in gross proceeds to the Company of $55,000. The investors also received an equal number of warrants to purchase additional shares of common stock at an exercise price of $1.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

In April 2021, the Company entered into an Independent Contractor Agreement with Charles L. Powell, M.D., effective April 22, 2021 (the “Independent Contractor Agreement”). Pursuant to the Independent Contractor Agreement, Dr. Powell has agreed to serve as a medical Consultant to the Company at the direction of the Company’s Chief Executive Officer. In that capacity, he will be entitled to earn up to 5,000,000 shares of a newly designated series of preferred stock, which will be convertible into common stock on a one-for-one basis, for the successful completion of a series of defined medical studies in the fields of anxiety, depression, ADHD, insomnia and arthritis or chronic pain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Transition Report on Form 10-KT for the nine-month period ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Certain cannabinoid industry terms used in this Report are defined in the “Glossary of Cannabinoid Industry Terms” included in the Annual Report and incorporated by reference herein.

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

Overview

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), entered into a sublicense agreement (the “Sublicense Agreement”) whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI had licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any pre-existing licensing rights), pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the Sublicense Agreement the Company obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing hemp extract or hemp isolates or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019).

With execution of the Sublicense Agreement in November 2019, the Company adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using the RxoidTM MDI technology then being sublicensed from EM3, with prospective healthcare providers, pharmacies and other parties in the United States and any foreign jurisdiction where hemp products are legal. Simultaneously with the entry into the Sublicense Agreement, the Company exited from its previous operations in the bitcoin mining business, which had been suspended since the middle of 2018.

The term of the Sublicense Agreement was from November 15, 2019 until the expiration of the EM3 Exclusive License Agreement. Pursuant to an amendment to the EM3 Exclusive License Agreement entered into in June 2020, all improvements to the ‘Desirick Procedure’ created by TMDI during the term of such agreement belonged to TMDI.

During the term of the Sublicense Agreement, the Company was required to advance payments to TMDI that TMDI was required to make to EM3, pursuant to the EM3 Exclusive License. The Company’s obligation to make such advancements to TMDI was conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company had an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Sublicense Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables were purchased from EM3 for use in such states during the preceding year). The Company partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and agreed to pay the remaining license fee of $65,000 in cash within a 24-month period. The Company recorded the entire $200,000 license fee as an intangible asset and was amortizing it to expense on a straight-line basis over a 24-month period. The Sublicense Agreement and EM3 Exclusive License were terminated in connection with the parties’ entry into the Settlement Agreement discussed below.

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

On February 9, 2021, the Company entered into a Settlement and Mutual Release Agreement dated February 9, 2021 (the “Settlement Agreement”) with TMDI, Diamond Head Ventures, LLC, an entity owned and controlled by Mr. Schmidt and a predecessor to TMDI (“Diamond Head”), EM3, the owner of EM3, Richard Adams (“Adams”) and Holly Brothers Pictures, LLC, an entity co-owned by Mr. Schmidt and Mr. Adams (“Holly”). The Settlement Agreement was entered into in order to settle certain disputes which had arisen between the parties relating to the Sublicense Agreement, EM3 Exclusive License, and related agreements. Pursuant to the Settlement Agreement, the parties agreed to (a) terminate the Sublicense Agreement, EM3 Exclusive License, and a separate Sales and Licensing Agreement dated November 21, 2018, pursuant to which EM3 agreed to sell certain consumables to Diamond Head and provide a license to use certain intellectual property in connection therewith; (b) Adams agreed that the Company was no longer required to issue him 100,000 shares of the Company’s common stock, which were to be issued to him pursuant to the terms of the First Amendment (which have not been issued as of such date); (c) EM3 and Adams agreed to enter into a new Exclusive License Agreement with the Company

(discussed below); (d) each of the parties to the Settlement Agreement, other than the Company, agreed that the Company was the rightful owner of all improvements to the Licensed IP (as defined below), which was created by TMDI, Diamond Head or the Company, prior to, and after the date of the parties’ entry into the Settlement Agreement; (e) Holly Brothers agreed to transfer to Adams ownership of a touring coach; and (f) each of TMDI, Diamond Head and the Company provided a general release to EM3 and Adams, and EM3 and Adams provided a general release to each of TMDI, Diamond Head, and each of their officers, directors and related parties. As a result of the release, the Company no longer owes TMDI (or EM3) any license fees under the Sublicense Agreement or EM3 Exclusive License (including, but not limited to the $65,000 previously owed under the terms of the Sublicense Agreement, which amount was previously accrued).

Also, on February 9, 2021, as a required term and condition of the Settlement Agreement, the Company, EM3, and Adams entered into a new Exclusive License Agreement dated February 9, 2021 (the “New EM3 License”). Pursuant to the New EM3 License, EM3 provided us a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use, including, but not limited to, related consumables (cans, valves, and actuators), filling equipment for pressurized MDIs (pMDIs), and/or plastic testing vials and training, support or maintenance thereon of any combination thereof, and all intellectual property of EM3 relating to the foregoing (collectively, the “Licensed IP”), on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any pre-existing licensing rights), and on a non-exclusive basis throughout the rest of the world, in consideration for $10. The New EM3 License provides our right of ownership of any improvements to the Licensed IP, requires EM3 to indemnify us against any claims associated with EM3’s breach of the agreement (including in the event any third-party claims to own the Licensed IP), and contains non-circumvention provisions. The New EM3 License continues in place until such time, if ever, as we terminate the agreement. In the event we terminate the New EM3 License, we are provided the non-exclusive license to use the Licensed IP throughout the world for so long as we continue to manufacture and distribute products.

As a result of the Settlement Agreement and the New EM3 License, we no longer owe any obligations to TMDI or EM3 (other than the $10 and other consideration already paid), and have a royalty-free, perpetual exclusive license applicable to Texas, California, Florida, and Nevada from EM3 (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any pre-existing licensing rights) to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize the Licensed IP, which enables the production of a so-called metered dose inhaler using hemp cannabinoid derivatives under the RxoidTM brand or on a white label basis.

Separately, the Company completed an asset acquisition from Razor Jacket, LLC (“Razor Jacket”) and its two owners who were subsequently hired by the Company in November 2020 (provided that one of such seller’s employment with the Company has since been terminated). The Company purchased all of Razor Jacket’s equipment relating to the manufacture of cannabinoid isolates and related products, including, but not limited to, terpenes, and the production of isolate and related products.

The Company paid $300,000 in cash, and issued 625,000 shares of restricted common stock to the owners, and provided them the right to earn up to 16.5 million shares of Series A Preferred Stock of the Company, convertible for common stock on a one-for-one basis, subject to certain conditions. As of the date of this filing, the Company fully expects all conditions will have been met in the near future, which includes the construction of a new facility and completion of patent applications.

Plan of Operations

Since execution of the Sublicense Agreement with TMDI in November 2019, our plan of operations has been primarily focused on preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020.  In that regard, we have supplemented the proceeds received from the convertible notes issued in November 2019 with the private sales of restricted shares of our common stock to various accredited investors, as well as a relatively small amount of new convertible note borrowings, to further fund our operations since January 2020.

Our Growth Strategy

Our growth strategy is expected to build on what we believe is a superior delivery system that delivers a superior Active Pharmaceutical Ingredient (API), that together increases performance and safety of our products.  We plan on growing our business in three main ways:

•Capturing market share in the hemp space.  Via our MDI devices that deliver a measured amount of aerosolized inhalant in a mist to the lungs, we believe our product offering provides a faster acting, more accurate dosing and higher value bioavailability of our ingredients for our customers. As a result, we believe that we will be able to increase our consumer base and to provide top line growth for our retail and clinic customers.

•Increasing penetration of hemp user. There is a decreasing stigma around the use of cannabis products as a result of legal, regulatory and social views are rapidly evolving. However, there are still some people and physicians unwilling to use these products largely based on the inability to achieve accurate and controlled dosing. Our product lines are meticulously manufactured to ensure an accurate and measured dose with every actuation. We believe that this will allow us to provide consumers and medical practitioners with the peace of mind that they can utilize our products safely and effectively and thus bring new consumers into the category.

•Expand our product portfolio. We plan to grow our product portfolio by expanding into areas where we can identify “safe for inhalation” non- tetrahydrocannabinol (THC) ingredients which are currently being used in less efficacious delivery methods and put them into our delivery device.

•Cannabinoids, the U.S. The Food and Drug Administration (FDA), and Clinical Testing. The cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation. There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our goal is to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We have partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems. This testing is scheduled to start as soon as our existing products liability carrier approves the physicians and testing groups involved in the trials as additional insureds. In addition to clinical testing, we have engaged with a group of FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA.

•Legal Status. Our products are not FDA approved. Cannabidiol (CBD) is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large.

•Leveraging the Potential for Pending Legislation Approval. There is a bill pending in the 117th Congress (United States House of Representatives H.R. 841) introduced on February 4, 2021 entitled: “Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2021”. The purpose of the bill is to make hemp, cannabidiol derived from hemp, and any other ingredient derived from hemp lawful for use under the Federal Food, Drug, and Cosmetic Act, as a dietary ingredient in a dietary supplement, and for other purposes. Although this bill is promising, there is no guarantee this bill will pass Congress or be signed into law by the President or that our products would qualify as dietary supplements.

•International Expansion. We plan to eventually seek to expand our marketing and sales to outside of the United States, potentially beginning at the end of 2021, funding permitting, and assuming further declines in the spread of COVID-19. Similar to the growth trends that we are seeing in the U.S., we believe there will be a significant opportunity for us to capture market share internationally with our product offerings.

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

Through the date of this Report, we have been able to successfully support our operations with our cash on hand, through equity sales (which have to date been completed through private offerings), and borrowings. Moving forward we believe we will need to raise additional funding to support our operations which funding we anticipate being available through the sale of equity or debt. We also continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic. Additionally, we anticipate requiring further funds in the future to grow our operations and produce additional product lines, which funds we anticipate raising through equity offerings, and if necessary, debt.

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Results of Operations

The following discussion reflects the Company’s revenues and expenses for the three-month periods ended March 31, 2021 and 2020, as reported in our consolidated financial statements included in Item 1.

Three months ended March 31, 2021 versus three months ended March 31, 2020

Revenues - The Company commenced limited sales of its inhaler products to customers on a trial basis in January 2020.  The Company has two different sales channels in trial mode as follows:

•Wholesale - designed to capture fairly large, but sporadic, orders received from wholesale customers, often for substantial quantities with relatively high profit margins.

•Retail - designed to capture a high volume of small orders received from retail customers through an online portal, with significantly lower profit margins.

The revenues from such sales on a trial basis in the three months ended March 31, 2021, were zero, as expected, compared to $9,139, consisting solely of retail orders, in the three months ended March 31, 2020.  Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends.

Cost of Goods Sold - Cost of goods sold for the three months ended March 31, 2021 were zero compared to $7,155 in the three months ended March 31, 2020.  The cost of goods sold in the 2020 period reflected the cost of procuring inhalers and related products and supplies for resale and resulted in a negative gross profit of $1,984 for the three months ended March 31, 2020.

General and Administrative Expense - General and administrative expenses for the three months ended March 31, 2021 were $501,923 compared to $224,240 in the three months ended March 31, 2020.  This increase was due to the higher level of overhead costs following the Company’s recent adoption of a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using the RxoidTM MDI technology and assets acquired from Razor Jacket.  Included in general and administrative expenses were non-cash stock compensation expenses for restricted stock grants to various consultants in the amounts of zero and $100,000, for the three months ended March 31, 2021 and 2020, respectively

Amortization Expense - Amortization expense for the three months ended March 31, 2021 was $12,500 compared to $25,000 in the three months ended March 31, 2020.  This decrease was due to the termination of the Sublicense Agreement, effective February 9, 2021, under which the Company was previously obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the three months ended March 31, 2021 was $5,525, compared to zero in the three months ended March 31, 2020.  This increase reflects depreciation on the Company’s initial purchases of property and equipment beginning in September 2020.

Interest Expense - Interest expense for the three months ended March 31, 2021 was $13,798, compared to $63,892 in the three months ended March 31, 2020.  This decrease was due to a lower level of outstanding borrowings following the conversion of certain convertible notes payable into common stock, largely in August 2020.

Net Loss - Net loss for the three months ended March 31, 2021 was $533,746, compared to $311,148 in the three months ended March 31, 2020, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended March 31, 2021 was $524,370, compared to $153,916 in the three months ended March 31, 2020. This net increase was largely due to the higher level of overhead costs and buildup of product inventory levels following the Company’s adoption of a new business strategy in early 2020, as further noted above.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2021 was $19,779, compared to zero in the three months ended March 31, 2020. This increase was due to the Company’s purchases of property and equipment which began in September 2020.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2021 was $230,000, compared to $165,000 in the three months ended March 31, 2020. Net cash provided by financing activities in the three months ended March 31, 2021 of $530,000 reflected the private sales of 1,325,000 shares of restricted common stock to three accredited investors at an offering price of $0.40 per share, partially offset by the repayment of notes payable in the amount of $300,000. Net cash provided by financing activities of $165,000 in the three months ended March 31, 2020 was due to the private sales of 1,100,000 shares of restricted common stock to various accredited investors at offering prices of between $0.05 to $0.25 per share and the receipt of a subscription from another investor in the amount of $90,000 that was later applied to a private offering that closed in October 2020.

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

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share with total principal and accrued interest balances in the aggregate amount of $410,888 converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation,  converted their notes into a total of 7,669,381 shares of common stock.  As a result of these conversions, a total of 10,830,065 new shares of common stock were issued and the Company’s outstanding debt obligations were substantially reduced.

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

In November 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, an Oregon based supplier of isolate and related products, to acquire all of Razor Jacket’s equipment relating to the manufacture of cannabinoid isolates and related products. As previously noted, the Company paid $300,000 in cash at closing, and issued 625,000 shares of restricted common stock to the owners of Razor Jacket, and provided them the right to earn up to 16.5 million shares of Series A Preferred Stock of the Company, convertible for common stock on a one-for-one basis, subject to certain conditions.

We have not generated a net profit from the limited sales of our inhaler products beginning in early 2020.  Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $6,187,286 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See our Transition Report on Form 10-K for the nine months ended December 31, 2020, as filed with the SEC on March 16, 2021, for a further description of our critical accounting policies and estimates.

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

As of March 31, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Transition Report on Form 10-K for the nine months ended December 31, 2020), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2021.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2020, as filed with the SEC on March 16, 2021 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K, which are incorporated by reference herein, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the nine months ended December 31, 2020, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor entitled “We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.” from the Form 10-K is replaced and superseded by the following:

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.

We are not profitable and have incurred an accumulated deficit of $6,187,286 since our inception. Our revenues from sales on a trial basis in the three months ended March 31, 2021, were zero compared to $9,139, consisting solely of retail orders, in the three months ended March 31, 2020. Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in pursuing the business of bitcoin mining and digital currency and were not successful in that business. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has licensed for its use. We have yet to commence profitable operations in that business and have generated only minimal revenues in connection with such new business strategy, therefore, the Company is continuing to incur operating losses. We may not generate significant revenues in the future, may not be able to sustain our operations with any revenue we do generate in the future, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The risk factor entitled “We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.” from the Form 10-K is replaced and superseded by the following:

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

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing CBD under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019, and we were recently granted a Consumable Hemp Product license. While the Company believes that it meets all known requirements of a license for manufacture of legal hemp products, there is no guarantee that the State of Texas will renew the license and/or will not revoke such license, and if either of those events occur, the Company may be forced to move its operations to another state or curtail its operations altogether. The cost of moving its operations and/or penalties or fines in connection with its failure to obtain a license, may have a material adverse effect on the Company’s results of operations and the value of its securities.

The following are new risk factors which supplement the risk factors included in the Form 10-K:

The propellants we use in our products contain greenhouse gases and may be subject to future restrictions or limitations on use.

The propellants we use in our products contain greenhouse gases. The U.S. government, under President Biden, has initiated a renewed push to reduce the use of greenhouse gases, which have been found to have an impact on global climate. In the event the specific propellants we use in our products are restricted, limited, or phased out, or it becomes more expensive for us to obtain such propellants in the future, our expenses may increase and we may be forced to reformulate our products to use different propellants, which may be costly and/or time consuming, or may produce inferior products. Any of the above may cause the value of our securities to decline in value and may have an adverse effect on our revenues and results of operations.

Each State and other jurisdiction has its own licensing requirements and regulations when it comes to the sale of cannabinoid products.

We plan to offer products in States other than Texas, California, Florida and Nevada in the future and in foreign jurisdictions. Each state and foreign jurisdiction has its own licensing requirements and regulations. As such, we will need to comply with various rules and requirements which may not be consistent from one jurisdiction to another. The failure to comply with applicable rules and requirements could result in us being prohibited from offering our products in a jurisdiction, fines, penalties or other liabilities. Furthermore, significant resources will be needed to stay on top of changing regulations and requirements to ensure compliance with changes laws. In the event we fail to comply with applicable laws it could have a material adverse effect on our results of operations and the value of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended March 31, 2021 which have not previously been disclosed in the Company’s Transition Report on Form 10-K for the nine months ended December 31, 2020, or in a Current Report on Form 8-K, except for:

From June 30, 2020 to August 14, 2020, the Company entered into three identical Securities Purchase Agreements with an accredited investor (the “Buyer”) with respect to Convertible Promissory Notes (the “Notes”) issued by the Company to the Buyer in the total amount of $125,000.  The Notes had a maturity date of one year after the date of each issuance and bore interest at a rate of 12% per annum, which was not due until maturity. At the option of the Buyer, the Notes could be converted into shares of the Company’s common stock, beginning one hundred eighty (180) days following the date of each issuance. Under this option, the conversion price was equal to a discount of 42% of the average of the three (3) lowest closing bid prices for the common stock during the prior fifteen (15) trading day period. The Buyer was limited to a 4.99% beneficial ownership limitation in connection with such conversion right under the note. The Company determined that the conversion feature of the Notes required the recognition of a derivative liability upon each issuance. Accordingly, the Company calculated the fair value of these derivative liabilities, using the Black Scholes model, and recognized a derivative liability for each Note in that amount offset by a debt discount. On December 30, 2020, the Buyer elected to exercise the conversion option on $35,000 of principal of the first Note resulting in the issuance of 80,775 shares of common stock to the Buyer. In the three months ended March 31, 2021, the Buyer elected to exercise the conversion option on the remaining principal of the first Note and the entire principal of the second and third Notes resulting in the issuance of 264,520 shares of common stock to the Buyer.

On January 21, 2021, the Company sold an aggregate of 75,000 shares of restricted common stock to an accredited investor, pursuant to a subscription agreement entered into with the investor, in a private offering, at a purchase price of $0.40 per share (raising $30,000 in aggregate).

In April 2021, the Company entered into private stock subscription agreements with three separate accredited investors whereby the Company sold a total of 137,500 shares to these investors at an offering price of $0.40 per share, resulting in gross proceeds to the Company of $55,000.

The investors were also granted warrants to purchase the same number of shares purchased, with an exercise price of $0.85 per share. The warrants are exercisable for cash, or on a cashless basis, if the shares underlying the warrants haven’t been registered with the SEC, at any time prior to one year after the date of the sale (the “warrants”). The warrants include a 4.99% ownership blocker, preventing the exercise of any specific warrant by the holder thereof, if upon such exercise the holder would beneficially own more than 4.99% of the Company’s then outstanding common stock, which percentage may be increased on a holder-by-holder basis, to up to 9.99%, with 61 days prior written notice from each holder. In total, the Company granted warrants to purchase an aggregate of 212,500 shares of common stock to the investor described above, and if exercised in full, the maximum number of shares of common stock issuable upon exercise thereof would total 212,500 shares of common stock. The investors also entered into trading agreements with the Company, whereby they agreed to not sell the shares held by such investors for a period of time after the sales, subject in certain cases, to volume limitations and certain other exemptions.

The sales described above were exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing sales did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were “accredited investors”. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of Subscription Agreement $0.40 Per Share (January 2021 Private Offering)	8-K	000-55018	10.1	1/26/2021
10.2	Form of Common Stock Purchase Warrant (January 2021 Private Offering)	8-K	000-55018	10.2	1/26/2021
10.3**	Employment Agreement with Duane Drinkwine dated January 11, 2021	8-K	000-55018	10.3	1/26/2021
10.4**	Trading Agreement dated January 11, 2021, with Duane Drinkwine	8-K	000-55018	10.4	1/26/2021
10.5	Settlement and Mutual Release Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., Texas MDI, Inc. (formerly Texas MDI, LLC), Diamond Head Ventures, LLC, EM3 Methodologies, LLC, and Richard Adams and Holly Brothers Pictures, LLC	8-K/A	000-55018	10.1	2/9/2021

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.6	Exclusive License Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., EM3 Methodologies, LLC, and Richard Adams	8-K/A	000-55018	10.2	2/9/2021
10.7*	Form of Subscription Agreement $0.40 Per Share (First and Second Quarter 2021 Private Offering)					X
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Filed herewith.

** Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

May 14, 2021	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

May 14, 2021	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)