Form 10-Q
period 2021-06-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2021-08-11
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

Commission File No. 000-55018

Rapid Therapeutic Science Laboratories, Inc.

(Exact Name of Registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

15800 Dooley Rd., Suite 200 Addison, TX	75001
(Address of principal executive offices)	(zip code)

(800) 497-6059

(Registrant’s telephone number, including area code)

5580 Peterson Ln., Suite 200

Dallas, TX 75240

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of Common Stock, par value $0.001 per share, August 11, 2021, was 193,541,921 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

FORM 10-Q

JUNE 30, 2021

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Transition Report on Form 10-K for the nine months ended December 31, 2020, as filed with the SEC on March 16, 2021. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$47,918	$499,146
Inventory	166,802	186,802
Total current assets	214,720	685,948

Property and equipment:
Property and equipment, gross	646,519	606,740
Accumulated depreciation	(18,305)	(7,255)
Net property and equipment	628,214	599,485

Intangible assets:
License agreement, net of accumulated amortization of zero and $112,500	170,075	227,500
Total assets	$1,013,009	$1,512,933

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$129,901	$112,298
Notes payable - related party	273,700	23,700
Notes payable - other	24,686	674,927
Accrued interest payable	38,230	354,659
Derivative liability	-	43,306
Total current liabilities	466,517	1,208,890

Other liabilities:
Convertible notes payable	150,000	315,240
Total liabilities	616,517	1,524,130

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 750,000,000 shares authorized, 193,516,921 and 180,936,608 shares issued and outstanding	193,517	180,937
Additional paid in capital	7,263,488	5,798,745
Accumulated deficit	(6,723,174)	(5,653,540)
Treasury stock	(337,339)	(337,339)
Total stockholders’ equity (deficit)	396,492	(11,197)
Total liabilities and stockholders’ equity (deficit)	$1,013,009	$1,512,933

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$424	$129,287	$424		$$138,426
Cost of goods sold	200	18,556	200		25,711
Gross profit	224	110,731	224		112,715

Operating expenses:
General and administrative	527,278	629,510	1,029,201		853,750
Amortization expense	-	25,000	12,500		50,000
Depreciation expense	5,525	-	11,050		-
Total operating expenses	532,803	654,510	1,052,751		903,750

Other income (expense):
Interest expense	(3,309)	(22,601)	(17,107)		(86,493)
Total other income (expense)	(3,309)	(22,601)	(17,107)		(86,493)

Net loss before income taxes	(535,888)	(566,380)	(1,069,634)		(877,528)
Income taxes	-	-	-		-

Net loss	$(535,888)	$(566,380)	$(1,069,634)	$	$(877,528)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$	$(0.01)

Weighted average shares outstanding, basic and diluted	193,436,083	160,494,805	$187,915,734		$159,513,760

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	180,936,608	$180,937	$5,798,745	$(5,653,540)	$(337,339)	$(11,197)

Private sales of common stock	1,325,000	1,325	528,675	-	-	530,000
Stock issued for conversion of notes payable	11,094,585	11,094	878,937	-		890,031
Stock issued in lieu of accrued interest and lending fee	23,228	23	2,269	-	-	2,292
Net loss	-	-	-	(533,746)	-	(533,746)

Balance at March 31, 2021	193,379,421	193,379	7,208,626	(6,187,286)	(337,339)	877,380

Private sales of common stock	137,500	138	54,862	-	-	55,000
Net loss	-	-	-	(535,888)	-	(535,888)

Balance at June 30, 2021	193,516,921	$193,517	$7,263,488	$(6,723,174)	$(337,339)	$396,492

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2019	156,856,000	$156,856	$2,242,418	$(3,290,271)	$(337,339)	$(1,228,336)

Private sales of common stock	1,100,000	1,100	73,900	-	-	75,000
Stock compensation expense	1,600,000	1,600	98,400	-	-	100,000
Net loss	-	-	-	(311,148)	-	(311,148)

Balance at March 31, 2020	159,556,000	159,556	2,414,718	(3,601,419)	(337,339)	(1,364,484)

Private sales of common stock	960,000	960	239,040	-	-	240,000
Stock compensation expense	1,358,334	1,358	338,226	-	-	339,584
Net loss	-	-	-	(566,380)	-	(566,380)

Balance at June 30, 2020	161,874,334	$161,874	$2,991,984	$(4,167,799)	$(337,339)	$(1,351,280)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,069,634)	$(877,528)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Stock compensation expense	-	439,584
Amortization expense	12,500	50,000
Depreciation expense	11,050	-
Changes in operating assets and liabilities:
Inventory	20,000	(28,619)
Accounts payable and accrued expenses	62,528	5,987
Accrued interest payable	17,107	86,492
Other, net	-	(44,925)
Net cash flows used in operating activities	(946,449)	(369,009)

Cash flows from investing activities:
Additions to property and equipment	(39,779)	-
Net cash flows used in investing activities	(39,779)	-

Cash flows from financing activities:
Private sales of common stock	585,000	315,000
Issuance of notes payable - related party	250,000	-
Issuance of notes payable - other	-	52,000
Payment of notes payable - other	(300,000)	-
Equity subscription payable	-	90,000
Net cash flows provided by financing activities	535,000	457,000

Net increase (decrease) in cash and cash equivalents	(451,228)	87,991
Cash and cash equivalents at beginning of period	499,146	125,132

Cash and cash equivalents at end of period	$47,918	$213,123

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental Non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$892,323	$-
Debt discount on convertible notes payable	-	44,952

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc. On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency.  Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which involve the rapid application of therapeutics using inhaler technology that the Company licensed from a third party as a result of the execution of a license agreement with the licensor (see Note 4). In conjunction with the adoption of that new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020. At that time, the Company also commenced initial sales of its inhaler products.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2021, the results of its operations for the three and six month periods ended June 30, 2021 and 2020, the changes in its stockholder’s deficit for the three and six month periods ended June 30, 2021 and 2020, and cash flows for the six month periods ended June 30, 2021 and 2020.  These financial statements should be read in conjunction with our Transition Report on Form 10-K for the nine months ended December 31, 2020, as filed with the SEC on March 16, 2021.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Decreased demand for our products caused by COVID-19 could have a material adverse effect on our results of operations. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products and our operating results. While we do not have the background of a significant operating history, the range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic.

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

Change in Fiscal Year - In February 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2021. The amounts reported herein for the three and six month periods ended June 30, 2020 were derived from the Company’s previously filed quarterly financial statements, based on the prior fiscal year end.

Cash and Cash Equivalents - The Company considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory - Inventory as of June 30, 2021 and December 31, 2020, consists of inhalers and related products and supplies delivered to a location near the Company’s offices, and held for sale to wholesale or retail customers. Inventory is stated at the lower of weighted average cost or market.

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

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available”. This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recently Issued Accounting Pronouncements - In the six months ended June 30, 2021, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from June 30, 2021 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 11).

(3)Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $6,723,174 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

During the term of the TMDI Agreement, we were required to reimburse TMDI for the initial two year license fee owed by TMDI to EM3 in the amount of $200,000. We partially satisfied this obligation by making an equipment purchase on behalf of EM3 in the amount of $135,000, and agreed to pay the remaining license fee of $65,000, either by making cash fee payments or by making cash purchases of certain supplies from EM3, within a 24-month period (for which, we had recorded a liability of $44,925 for the unpaid portion of this amount in accounts payable as of December 31, 2020). We had recorded the entire $200,000 license fee as an intangible asset and were amortizing such expense on a straight-line basis over a 24-month period at the rate of $25,000 per quarter. Pursuant to the termination of the two agreements, we no longer owe TMDI (or EM3) any license fees under either agreement (including, the accrued liability of $44,925). Effective February 2020, the Company is accounting for the licenses as an indefinite life asset not subject to the amortization, resulting in the remaining balance of $170,075 being subjected to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

(6)Property and Equipment

As of June 30, 2021, and December 31, 2020, the Company had the following balances of property and equipment:

	June 30, 2021	December 31, 2020
Equipment purchased from Razor Jacket, LLC in November 2020, stored in a warehouse in Oregon, and awaiting shipment and installation in the Company’s facilities in Dallas, Texas	$500,000	$500,000

Equipment located in the Company’s facilities in Dallas, Texas	144,019	104,240

Leasehold improvements in the Company’s facilities in Dallas, Texas	2,500	2,500
Total property and equipment	646,519	606,740
Less: Accumulated depreciation	(18,305)	(7,255)
Net property and equipment	$628,214	$599,485

The Company presently anticipates that the equipment purchased from Razor Jacket, LLC will be transported and installed, either in the Company’s existing leased facilities or in newly leased facilities, in Dallas, Texas, in the second quarter of 2021.

(7)Notes Payable

As of June 30, 2021 and December 31, 2020, the Company had the following note payable obligations:

	June 30, 2021	December 31 2020
Promissory note issued to an accredited investor on November 10, 2020, accruing interest at 5% per annum, due on January 10, 2021, along with lending fee of 20,000 shares of common stock	$-	$300,000

Convertible promissory notes issued to two accredited investors on November 15, 2019, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	150,000	150,000

Unsecured advances received from two officers in May and June 2021, accruing interest at 1% per annum, payable on demand	250,000	-

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	-	165,240

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $0.05 per share.	48,386	351,933

Convertible notes issued to an accredited investor in three tranches from June to August 2020, net of unamortized debt discount of $43,306 (see further discussion below)	-	46,694

Total notes payable	$448,386	$1,013,867

Future maturities of notes payable as of June 30, 2021 are as follows:

Year ending June 30, 2022	$298,386
Year ending June 30, 2023	-
Year ending June 30, 2024	-
Year ending June 30, 2025	150,000
$448,386

In order to meet short-term working capital needs, the Company obtained unsecured cash advances from two of its officers in May and June 2021 in the total amount of $250,000. These related party advances accrue interest at the rate of 1% per annum and are payable on demand. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing.  However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering (see Note 11).

Effective August 31, 2020, the Company reached the necessary milestone to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, in the total principal amount of $732,835, into shares of the Company’s common stock, at a conversion price of $0.05 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with this conversion, holders of notes in the principal amount of $404,601, plus additional accrued interest in the amount of $96,536, converted their notes into 10,022,749 shares of common stock at that time.

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share, with total principal and accrued interest balances in the aggregate amount of $410,888, converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share, with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock. As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of June 30, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $33,658, remain outstanding and are available to be subsequently converted into 4,166,860 shares of common stock, subject to the ownership limitation (see Note 8).

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $0.05 per share (as indicated above, such notes in the amount of $708,150 have been converted into common stock as of June 30, 2021, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)Stockholders’ Equity

Effective January 13, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to increase the total authorized shares of common stock of the Company from 200 million shares to 750 million shares and to authorize 100 million shares of “blank check” preferred stock of the Company. Subsequently, the Company filed three separate designations of preferred stock with the Secretary of State of Nevada, beginning in November 2020, designating 16,500,000 shares of Series A preferred stock, 2,000,000 shares of Series B preferred stock, and 8,500,000 shares of Series C preferred stock, however, no shares of preferred stock have been issued to date.

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

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share with total principal and accrued interest balances in the aggregate amount of $410,888 converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock. As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of June 30, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $33,658, remain outstanding and are available to be subsequently converted into 4,166,860 shares of common stock, subject to the ownership limitation (see Note 7).

During the six months ended June 30, 2021, the Company entered into private stock subscription agreements with several accredited investors whereby it sold them a total of 1,462,500 shares of restricted common stock at an offering price of $0.40 per share, resulting in gross proceeds to the Company of $585,000. The investors also received an equal number of warrants to purchase additional shares of common stock at exercise prices of $0.85 to $1.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

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

In March 2018, the Board approved the establishment of a new 2018 Stock Option Plan with an authorization for the issuance of up to 20,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. The Company has made no awards under this Plan to date.

(9)Related Party Transactions

Office services have been provided without charge by our Chief Executive Officer and director, Donal R. Schmidt, Jr., through June 30, 2021 (at which time, the Company relocated to a new leased office location). Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

(11)Subsequent Events

On July 6, 2021, the Company awarded 25,000 shares of restricted common stock to a consultant as compensation for services. In conjunction with this award, the Company recognized non-cash compensation expense in the month of July 2021 in the amount of $10,000.

On August 4, 2021, the Company sold an accredited investor of an Original Issue Discount Convertible Debenture in the original principal amount of $1,941,176 (the “Debenture”) and a warrant to purchase up to 4,852,940 shares of common stock of the Company (the “Investor Warrants”). The Debenture and the Warrants were purchased for an aggregate of $1,650,000 (a 15% discount to the principal amount of the Debenture). The amount owed under the Debenture is due upon the earlier of (a) May 1, 2022, and (b) the date of a Qualified Offering (defined below), unless earlier converted into common stock of the Company, as discussed below. “Qualified Offering” means a single public offering of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a national securities exchange (including Nasdaq). The Debenture may not be prepaid without the prior written consent of the holder. The Debenture does not accrue interest, except upon the occurrence of an event of default, at which time the amount owed accrues interest at the rate of 18% per annum, until paid in full.

The amount owed under the Debenture, including amounts owed upon the occurrence of an event of default, may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price of $0.40 per share (the “Conversion Price”), provided that the outstanding amount of the Debenture automatically converts into common stock of the Company upon the closing of a Qualified Offering, at the lower of (i) the Conversion Price; and (ii) 75% of the offering price of the Qualified Offering. The conversion of the Debenture is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99%, with at least 61 days prior written notice by the holder thereof.

The Investor Warrants, which are evidenced by a Common Stock Purchase Warrant (the “Warrant Agreement”), have an exercise price of $0.40 per share, and may be exercised at any time from the grant date of the Investor Warrants until August 3, 2026. The total number of shares of common stock issuable upon exercise of the warrants equals 100% of the total initial shares of common stock issuable upon conversion of the Debenture. The Investor Warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement registering the shares of common stock issuable upon exercise thereof, is not effective with the Securities and Exchange Commission. The exercise of the Investor Warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder thereof. The Investor Warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the Investor Warrants, subject to certain customary exceptions and the sale of up to $1.5 million in private transactions, the exercise price of the Investor Warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such Investor Warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders.

Pursuant to a Placement Agent Agreement entered into with Maxim Group LLC (the “Placement Agent”), who served as placement agent for the offering of the Debenture and Investor Warrants, we agreed to pay the Placement Agent for the offering a cash commission of 8% of the gross proceeds received in the offering ($132,000), and to grant the Placement Agent a warrant to purchase 5% of the total shares issuable upon conversion of the Debenture (242,647), with an exercise price equal to the same exercise price as the Investor Warrants ($0.40 per share),which have a term of five years and are in substantially similar form as the Investor Warrants (the “Placement Warrants” and together with the Investor Warrants, the “Offering Warrants”). We agreed to register the shares of common stock issuable upon exercise of the Placement Warrants under the Securities Act of 1933, as amended.

The Company expects to use the proceeds of the offering to meet its short-term working capital needs in anticipation of ultimately closing a Qualified Offering in the future.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•Plan of Operations. Discussion of our strategy moving forward and how we plan to seek to increase stockholder value.

•Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021, and 2020.

•Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Plan of Operations

Since execution of the Sublicense Agreement with TMDI in November 2019, our plan of operations has been primarily focused on preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020.  In that regard, we have supplemented the proceeds received from the sale of convertible notes with the private sales of restricted shares of our common stock to various accredited investors, and completed the recent sale of a convertible debenture in the aggregate amount of $1,941,176, as discussed in greater detail below, to further fund our operations moving forward.

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

•Legal Status. Our products are not FDA approved. However, we have filed an Investigative New Drug Application (“IND”) with the FDA in June 2021 to conduct Phase I human clinical trials of our flagship metered dose inhaler containing CBD. Cannabidiol (CBD) is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the

FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large.

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

Results of Operations and Financial Condition

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company has recently adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently licensed from a third party. This strategy includes typical pharmaceutical type marketing efforts (e.g., marketing directly to doctors) that has been shown to work with traditional drug product type sales, versus novelty type sales, which currently include cannabidiols. We are planning on moving away from traditional internet sales and marketing and believe this transition will benefit the Company going forward. COVID-19 resulted in the Company being forced to temporarily suspend its marketing plans as the Company was not able to travel to meet with doctors directly, which COVID-19 restrictions have been eliminated and which marketing plans the Company plans to resume during the second half of 2021. Moving forward, the range of possible impacts on the Company’s business in the event the coronavirus pandemic continues to include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  At this time, the Company’s sales have not been materially affected by the pandemic (as the Company has had only limited sales to date), and it believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that Covid-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

Through the date of this Report, we have been able to successfully support our operations with our cash on hand, through equity sales (which have to date been completed through private offerings), and borrowings. Moving forward we believe we will need to raise additional funding to support our operations which funding we anticipate being available through the sale of equity or debt, similar to our recently completed sale of a convertible debenture, as discussed below. We also continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic. Additionally, we anticipate requiring further funds in the future to grow our operations and produce additional product lines, which funds we anticipate raising through equity offerings, and if necessary, debt.

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is continuously evolving and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks and virus mutations.

Results of Operations for the three and six months ended June 30, 2021 compared to 2020

The following discussion reflects the Company’s revenues and expenses for the three and six month periods ended June 30, 2021 and 2020, as reported in our consolidated financial statements included in Item 1.

Three months ended June 30, 2021 versus three months ended June 30, 2020

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has not sustained a consistent level of sales thus far.  The Company has two different sales channels in trial mode as follows:

•Wholesale - designed to capture fairly large, but sporadic, orders received from wholesale customers, often for substantial quantities with relatively high profit margins.

•Retail - designed to capture a high volume of small orders received from retail customers through an online portal, with significantly lower profit margins.

The revenues from such sales on a trial basis in the three months ended June 30, 2021, were $424, compared to $129,287, consisting mostly of two large wholesale orders, in the three months ended June 30, 2020. Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends.

Cost of Goods Sold - Cost of goods sold for the three months ended June 30, 2021 were $200 compared to $18,556 in the three months ended June 30, 2020. The cost of goods sold in both periods reflected the cost of procuring inhalers and related products and supplies for resale and resulted in gross profit percentages of revenues of approximately 53% and 85%, for the three months ended June 30, 2021 and 2020, respectively. The greater gross profit percentage in the three months ended June 30, 2020 reflected a relatively large portion of sales to two higher profit wholesale customers.

General and Administrative Expense - General and administrative expenses for the three months ended June 30, 2021 were $527,278 compared to $629,510 in the three months ended June 30, 2020. This net decrease of $102,232 consisted of two components: (i) an increase of $237,352 in cash overhead expenses, mostly for payroll, arising from the adoption of a new business strategy focused on commercial opportunities involving the rapid application of therapeutics using the RxoidTM MDI technology, supplemented by the assets recently acquired from Razor Jacket; and (ii) a decrease of $339,584 in non-cash stock compensation expenses for restricted stock grants due to the fact that that the initial grants were made to various consultants in the three months ended June 30, 2020 whereas no such grants were made in the three months ended June 30, 2021.

Amortization Expense - Amortization expense for the three months ended June 30, 2021 was zero compared to $25,000 in the three months ended June 30, 2020. This decrease was due to the termination of the Sublicense Agreement, effective February 9, 2021, under which the Company was previously obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the three months ended June 30, 2021 was $5,525, compared to zero in the three months ended June 30, 2020. This increase reflects depreciation on the Company’s initial purchases of property and equipment beginning in September 2020.

Interest Expense - Interest expense for the three months ended June 30, 2021 was $3,309, compared to $22,601 in the three months ended June 30, 2020. This decrease was due to a lower level of outstanding borrowings following the conversion of certain convertible notes payable into common stock, in August 2020 and March 2021.

Net Loss - Net loss for the three months ended June 30, 2021 was $535,888, compared to $566,380 in the three months ended June 30, 2020, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Six months ended June 30, 2021 versus six months ended June 30, 2020

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has not sustained a consistent level of sales thus far.  The Company has two different sales channels in trial mode as follows:

•Wholesale - designed to capture fairly large, but sporadic, orders received from wholesale customers, often for substantial quantities with relatively high profit margins.

•Retail - designed to capture a high volume of small orders received from retail customers through an online portal, with significantly lower profit margins.

The revenues from such sales on a trial basis in the six months ended June 30, 2021, were $424, compared to $138,426, consisting mostly of two large wholesale orders, in the six months ended June 30, 2020. Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends.

Cost of Goods Sold - Cost of goods sold for the six months ended June 30, 2021 were $200 compared to $25,711 in the six months ended June 30, 2020. The cost of goods sold in both periods reflected the cost of procuring inhalers and related products and supplies for resale and resulted in gross profit percentages of approximately 53% and 81%, for the six months ended June 30, 2021 and 2020, respectively. The greater gross profit percentage in the six months ended June 30, 2020 reflected a relatively large portion of sales to two higher profit wholesale customers.

General and Administrative Expense - General and administrative expenses for the six months ended June 30, 2021 were $1,029,201 compared to $853,750 in the six months ended June 30, 2020. This net increase of $175,451 consisted of two components: (i) an increase of $615,035 in cash overhead expenses, mostly for payroll, arising from the adoption of a new business strategy focused on commercial opportunities involving the rapid application of therapeutics using the RxoidTM MDI technology supplemented by the assets recently acquired from Razor Jacket; and (ii) a decrease of $439,584 in non-cash stock compensation expenses for restricted stock grants due to the fact that that the initial grants were made to various consultants in the six months ended June 30, 2020 whereas no such grants were made in the six months ended June 30, 2021.

Amortization Expense - Amortization expense for the six months ended June 30, 2021 was $12,500 compared to $50,000 in the six months ended June 30, 2020. This decrease was due to the termination of the Sublicense Agreement, effective February 9, 2021, under which the Company was previously obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the six months ended June 30, 2021 was $11,050, compared to zero in the six months ended June 30, 2020. This increase reflects depreciation on the Company’s initial purchases of property and equipment beginning in September 2020.

Interest Expense - Interest expense for the six months ended June 30, 2021 was $17,107, compared to $86,493 in the six months ended June 30, 2020. This decrease was due to a lower level of outstanding borrowings following the conversion of certain convertible notes payable into common stock, in August 2020 and March 2021.

Net Loss - Net loss for the six months ended June 30, 2021 was $1,069,634, compared to $877,528 in the six months ended June 30, 2020, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the six months ended June 30, 2021 was $946,449, compared to $369,009 in the six months ended June 30, 2020. This net increase was largely due to the higher level of overhead costs and buildup of product inventory levels following the Company’s adoption of a new business strategy in early 2020, as further noted above.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2021 was $39,779 compared to zero in the six months ended June 30, 2020. This increase was due to the Company’s purchases of property and equipment which began in September 2020.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2021 was $535,000, compared to $457,000 for the six months ended June 30, 2020.  Net cash provided by financing activities in the six months ended June 30, 2021 reflected the private sales of 1,462,500 shares of restricted common stock to several accredited investors at an offering price of $0.40 per share for total proceeds of $585,000, partially offset by the net repayment of various unsecured notes payable in the amount of $50,000.  Net cash provided by financing activities of $457,000 in the six months ended June 30, 2020 was due to the private sales of 2,060,000 shares of restricted common stock to various accredited investors at offering prices of between $0.05 to $0.25 per share for total proceeds of $315,000, plus the receipt of a subscription from another investor in the amount of $90,000 that was later applied to a private offering that closed in October 2020, as well as the issuance of new notes payable of $52,000.

In order to meet short-term working capital needs, the Company obtained unsecured cash advances from two of its officers (Chief Executive Officer and Senior Vice President) in May and June 2021 in the total amount of $250,000. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

In order to meet our working capital needs in advance of a proposed underwritten offering, which may not be completed timely, if at all, on August 4, 2021, the Company sold an accredited investor an Original Issue Discount Convertible Debenture in the original principal amount of $1,941,176 (the “Debenture”) and a warrant to purchase up to 4,852,940 shares of common stock of the Company (the “Investor Warrants”). The Debenture and the Warrants were purchased for an aggregate of $1,650,000 (a 15% discount to the principal amount of the Debenture). The amount owed under the Debenture is due upon the earlier of (a) May 1, 2022, and (b) the date of a Qualified Offering (defined below), unless earlier converted into common stock of the Company, as discussed below. “Qualified Offering” means a single public offering of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a national securities exchange (including Nasdaq). The Debenture may not be prepaid without the prior written consent of the holder. The Debenture does not accrue interest, except upon the occurrence of an event of default, at which time the amount owed accrues interest at the rate of 18% per annum, until paid in full.

The amount owed under the Debenture, including amounts owed upon the occurrence of an event of default, may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price of $0.40 per share (the “Conversion Price”), provided that the outstanding amount of the Debenture automatically converts into common stock of the Company upon the closing of a Qualified Offering, at the lower of (i) the Conversion Price; and (ii) 75% of the offering price of the Qualified Offering. The conversion of the Debenture is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99%, with at least 61 days prior written notice by the holder thereof.

The Investor Warrants, which are evidenced by a Common Stock Purchase Warrant (the “Warrant Agreement”), have an exercise price of $0.40 per share, and may be exercised at any time from the grant date of the Investor Warrants until August 3, 2026. The total number of shares of common stock issuable upon exercise of the warrants equals 100% of the total initial shares of common stock issuable upon conversion of the Debenture. The Investor Warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement registering the shares of common stock issuable upon exercise thereof, is not effective with the Securities and Exchange Commission. The exercise of the Investor Warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder thereof. The Investor Warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the Investor Warrants, subject to certain customary exceptions and the sale of up to $1.5 million in private transactions, the exercise price of the Investor Warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such

Investor Warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders.

Pursuant to a Placement Agent Agreement entered into with Maxim Group LLC (the “Placement Agent”), who served as placement agent for the offering of the Debenture and Investor Warrants, we agreed to pay the Placement Agent for the offering a cash commission of 8% of the gross proceeds received in the offering ($132,000), and to grant the Placement Agent a warrant to purchase 5% of the total shares issuable upon conversion of the Debenture (242,647), with an exercise price equal to the same exercise price as the Investor Warrants ($0.40 per share), which have a term of five years and are in substantially similar form as the Investor Warrants (the “Placement Warrants” and together with the Investor Warrants, the “Offering Warrants”). We agreed to register the shares of common stock issuable upon exercise of the Placement Warrants under the Securities Act of 1933, as amended.

The Company expects to use the proceeds of the offering to meet its short-term working capital needs in anticipation of closing a qualified listing on a national exchange and raising capital in connection with an underwritten offering, provided no assurance can be given that the Company will be successful in uplisting to a national exchange or achieving a closing of the underwritten public offering.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $6,723,174 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements set forth under “Item 8. Financial Statements and Supplementary Data” of our Transition Report on Form 10-K for the nine months ended December 31, 2020, as filed with the SEC on March 16, 2021, for a further description of our critical accounting policies and estimates.

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

As of June 30, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Transition Report on Form 10-K for the nine months ended December 31, 2020), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2021.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We are not profitable and have incurred an accumulated deficit of $6,723,174 since our inception. Our revenues from sales on a trial basis in the six months ended June 30, 2021, were $424 compared to $138,426, consisting mostly of two large wholesale orders, in the six months ended June 30, 2020. Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in pursuing the business of bitcoin mining and digital currency and were not successful in that business. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has licensed for its use. We have yet to commence profitable operations in that business and have generated only minimal revenues in connection with such new business strategy, therefore, the Company is continuing to incur operating losses. We may not generate significant revenues in the future, may not be able to sustain our operations with any revenue we do generate in the future, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We plan to offer products in states other than Texas, California, Florida and Nevada in the future and in foreign jurisdictions. Each state and foreign jurisdiction has its own licensing requirements and regulations. As such, we will need to comply with various rules and requirements which may not be consistent from one jurisdiction to another. The failure to comply with applicable rules and requirements could result in us being prohibited from offering our products in a jurisdiction, fines, penalties or other liabilities. Furthermore, significant resources will be needed to stay on top of changing regulations and requirements to ensure compliance with changes in laws. In the event we fail to comply with applicable laws it could have a material adverse effect on our results of operations and the value of our securities.

The issuance and sale of common stock upon conversion of the Debenture and exercise of the Offering Warrants may depress the market price of our common stock.

If sequential conversions of the Debenture and sales of such converted shares, or exercises of the Offering Warrants, and sales of such exercised shares, take place, the price of our common stock may decline. In the future, the shares of common stock which the Debenture is convertible into and the Offering Warrants are exercisable for, may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the Debenture and exercise of the Offering Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb the shares issuable upon conversion of the Debenture and/or exercise of the Offering Warrants, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the Debenture and upon exercise of the Offering Warrants will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Debenture and upon exercise of the Offering Warrants will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Debenture and Offering Warrants may ultimately receive and sell the full number of shares issuable in connection with the conversion and exercise of such securities. Although the Debenture may not be converted and Offering Warrants may not be exercised if such conversion/exercise would cause the holders thereof to own more than 4.99% of our outstanding common stock (which percentage may be increased to 9.99% with 61 days prior written notice), this restriction does not prevent the holders subject to such restrictions from converting/exercising some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99%/9.99% limit. In this way, the holders of the Debenture and Offering Warrants could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the Debenture and Offering Warrants choose to do this, it will cause substantial dilution to the then holders of our common stock.

We currently owe a significant amount of money under our outstanding Debenture.

As of the date of this filing we owe approximately $1,941,176 under the Debenture. We do not have sufficient funds to repay such Debenture and if we are unable to raise additional funds in the future to repay such amount, which may not be available on favorable terms, if at all, or such amount does not convert into shares of common stock upon the closing of a future uplisting of our common stock, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

Certain warrants we have granted include anti-dilutive rights

Warrants to purchase 5,095,587 shares of common stock which we granted in August 2021 which have an exercise price of $0.40 per share, have anti-dilution rights. Specifically, if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the warrants, subject to certain customary exceptions and the sale of up to $1.5 million in private transactions, the exercise price of the warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders. The warrants are exercisable until August 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the six months ended June 30, 2021 or from July 1, 2021, through the date of this Report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, or in a Current Report on Form 8-K, except for:

On July 6, 2021, the Company issued 25,000 shares of restricted common stock to a consultant as compensation for services.

The transaction described above was exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipient was an “accredited investor” and/or had information about the Company similar to what is included in a registration statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.1	06/02/2021
3.2	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.2	06/02/2021
4.1	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., for August 2021 Private Offering (to purchase 4,852,940 shares of common stock)	8-K	000-55018	4.1	08/05/2021
4.2	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., granted to Maxim Group LLC and assigns	8-K	000-55018	4.2	08/05/2021
10.1	Independent Contractor Agreement dated April 22, 2021, by and between We the 23, LLC, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.1	06/02/2021
10.2	Trading Agreement dated April 22, 2021, between We the 23, LLC and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.2	06/02/2021
10.3	Independent Contractor Agreement dated May 18, 2021, by and between Epic Medical Research, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.3	06/02/2021
10.4	Form of Securities Purchase Agreement dated August 1, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., and the Purchaser party thereto	8-K	000-55018	10.1	08/05/2021
10.5	Form of Original Issue Discount Convertible Debenture Due May 1, 2022, dated August 1, 2021, in the amount of $1,941,176	8-K	000-55018	10.2	08/05/2021
10.6	Form of Leak-Out Agreement (August 2021 Offering)	8-K	000-55018	10.3	08/05/2021
10.7	Form of Subscription Agreement $0.40 Per Share (First and Second Quarter 2021 Private Offering)	10-Q	000-55018	10.7	05/14/2021

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

August 11, 2021	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

August 11, 2021	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)