Form 10-Q
period 2021-09-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2021-11-10
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 9, 2021, was 193,566,921 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

FORM 10-Q

SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$919,707	$499,146
Inventory	187,008	186,802
Prepaid expenses	51,631	-
Total current assets	1,158,346	685,948

Property and equipment:
Property and equipment, gross	723,912	606,740
Accumulated depreciation	(23,830)	(7,255)
Net property and equipment	700,082	599,485

Intangible assets:
License agreement, net of accumulated amortization of zero and $112,500	170,075	227,500
Total assets	$2,028,503	$1,512,933

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$118,526	$112,298
Notes payable - related party	283,700	23,700
Convertible notes payable - other	454,757	674,927
Accrued interest payable	41,963	354,659
Warrant liability and other derivatives	1,146,507	43,306
Total current liabilities	2,045,453	1,208,890

Other liabilities:
Convertible notes payable	150,000	315,240
Total liabilities	2,195,453	1,524,130

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 750,000,000 shares authorized, 193,566,921 and 180,936,608 shares issued and outstanding	193,567	180,937
Additional paid in capital	7,283,438	5,798,745
Accumulated deficit	(7,306,616)	(5,653,540)
Treasury stock	(337,339)	(337,339)
Total stockholders’ equity (deficit)	(166,950)	(11,197)
Total liabilities and stockholders’ equity (deficit)	$2,028,503	$1,512,933

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$50	$1,629	$474	$140,055
Cost of goods sold	-	4,791	200	30,502
Gross profit	50	(3,162)	274	109,553

Operating expenses:
General and administrative	490,656	593,164	1,519,857	1,446,914
Amortization expense	-	25,000	12,500	75,000
Depreciation expense	5,525	2,418	16,575	2,418
Total operating expenses	496,181	620,582	1,548,932	1,524,332

Other income (expense):
Gain on valuation of warrant liability	570,706	-	570,706	-
Interest expense	(658,017)	(16,792)	(675,124)	(103,285)
Total other income (expense)	(87,311)	(16,792)	(104,418)	(103,285)

Net loss before income taxes	(583,442)	(640,536)	(1,653,076)	(1,518,064)
Income taxes	-	-	-	-

Net loss	$(583,442)	$(640,536)	$(1,653,076)	$(1,518,064)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	193,563,660	166,891,848	$189,754,089	$165,354,547

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	180,936,608	$180,937	$5,798,745	$(5,653,540)	$(337,339)	$(11,197)
Common stock sales	1,325,000	1,325	528,675	-	-	530,000
Stock issued for conversion of notes payable	11,094,585	11,094	878,937	-	-	890,031
Stock issued in lieu of accrued interest and lending fee	23,228	23	2,269	-	-	2,292
Net loss	-	-	-	(533,746)	-	(533,746)

Balance at March 31, 2021	193,379,421	193,379	7,208,626	(6,187,286)	(337,339)	877,380
Common stock sales	137,500	138	54,862	-	-	55,000
Net loss	-	-	-	(535,888)	-	(535,888)

Balance at June 30, 2021	193,516,921	193,517	7,263,488	(6,723,174)	(337,339)	396,492
Stock compensation expense	50,000	50	19,950	-	-	20,000
Net loss	-	-	-	(583,442)	-	(583,442)

Balance at September 30, 2021	193,566,921	$193,567	$7,283,438	$(7,306,616)	$(337,339)	$(166,950)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2019	156,856,000	$156,856	$2,242,418	$(3,290,271)	$(337,339)	$(1,228,336)
Common stock sales	1,100,000	1,100	73,900	-	-	75,000
Stock compensation expense	1,600,000	1,600	98,400	-	-	100,000
Net loss	-	-	-	(311,148)	-	(311,148)

Balance at March 31, 2020	159,556,000	159,556	2,414,718	(3,601,419)	(337,339)	(1,364,484)
Common stock sales	960,000	960	239,040	-	-	240,000
Stock compensation expense	1,358,334	1,358	338,226	-	-	339,584
Net loss	-	-	-	(566,380)	-	(566,380)

Balance at June 30, 2020	161,874,334	161,874	2,991,984	(4,167,799)	(337,339)	(1,351,280)
Common stock sales	3,980,000	3,980	991,020	-	-	995,000
Stock issued for conversion of notes payable	10,022,749	10,023	491,114	-	-	501,137
Stock compensation expense	5,000	5	1,245	-	-	1,250
Net loss	-	-	-	(640,536)	-	(640,536)

Balance at September 30, 2020	175,882,083	$175,882	$4,475,363	$(4,808,335)	$(337,339)	$(494,429)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,653,076)	$(1,518,064)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Gain on valuation of warrant liability	(570,706)	-
Amortization of debt discount	497,284	-
Stock compensation expense	20,000	440,834
Amortization of sublicense fees	12,500	75,000
Depreciation expense	16,575	2,418
Changes in operating assets and liabilities:
Inventory	(206)	(192,746)
Prepaid expenses	(51,631)	-
Accounts payable and accrued liabilities	51,153	(8,300)
Accrued interest payable	20,840	97,685
Other, net	-	(34,925)
Net cash flows used in operating activities	(1,657,267)	(1,138,098)

Cash flows from investing activities:
Additions to property and equipment	(117,172)	(92,979)
Net cash flows used in investing activities	(117,172)	(92,979)

Cash flows from financing activities:
Common stock sales	585,000	1,310,000
Issuance of convertible debenture payable	1,650,000	-
Issuance of notes payable - related party	260,000	-
Issuance of notes payable - other	-	122,000
Payment of notes payable - other	(300,000)	(150,000)
Equity subscription payable	-	90,000
Net cash flows provided by financing activities	2,195,000	1,372,000

Net increase (decrease) in cash and cash equivalents	420,561	140,923
Cash and cash equivalents at beginning of period	499,146	125,132

Cash and cash equivalents at end of period	$919,707	$266,055

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental Non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$892,323	$501,137
Debt discount on convertible notes payable	1,650,000	44,952

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

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2021, the results of its operations for the three and nine month periods ended September 30, 2021 and 2020, the changes in its stockholder’s deficit for the three and nine month periods ended September 30, 2021 and 2020, and cash flows for the nine month periods ended September 30, 2021 and 2020. These financial statements should be read in conjunction with our Transition Report on Form 10-K for the nine months ended December 31, 2020, as filed with the SEC on March 16, 2021.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Decreased demand for our products caused by COVID-19 could have a material adverse effect on our results of operations. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products and our operating results. Based on our limited operating history, we believe the range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic.

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

Change in Fiscal Year - In February 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year end from March 31 to December 31. The Company’s fiscal year now begins on January 1 and ends on December 31 of each year, starting on January 1, 2021. The amounts reported herein for the three and nine month periods ended September 30, 2020 were derived from the Company’s previously filed quarterly financial statements, based on the prior fiscal year end.

Cash and Cash Equivalents - The Company considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory - Inventory as of September 30, 2021 and December 31, 2020, consists of inhalers and related products and supplies delivered to a secured location within the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Recently Issued Accounting Pronouncements - During the nine months ended September 30, 2021, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from September 30, 2021 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 11).

(3)Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $7,306,616 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

Effective November 15, 2019, we entered into a sublicense agreement (the “TMDI Agreement”) with Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), whereby we acquired a sublicense from TMDI to use certain technology regarding MDI’s that TMDI had licensed from EM3 and the right to use the RxoidTM brand name owned by TMDI. At that time, TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “Original EM3 Exclusive License”). Pursuant to the TMDI Agreement, we obtained substantially the same rights that TMDI had under the Original EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction, in consideration for the issuance of 140,000,000 shares of the Company’s common stock. Such rights were recorded as the acquisition of an intangible asset in the amount of $140,000, based on the par value of the shares issued.

Effective February 9, 2021, both the TMDI Agreement and the Original EM3 Exclusive License were effectively terminated by mutual agreement of all parties and EM3 agreed to provide the Company with a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world.

During the term of the TMDI Agreement, we were required to reimburse TMDI for the initial two year license fee owed by TMDI to EM3 in the amount of $200,000. We partially satisfied this obligation by making an equipment purchase on behalf of EM3 in the amount of $135,000, and agreed to pay the remaining license fee of $65,000, either by making cash fee payments or by making cash purchases of certain supplies from EM3, within a 24-month period (for which, we had recorded a liability of $44,925 for the unpaid portion of this amount in accounts payable as of December 31, 2020). We had recorded the entire $200,000 license fee as an intangible asset and were amortizing such expense on a straight-line basis over a 24-month period at the rate of $25,000 per quarter. Pursuant to the termination of the two agreements on February 9, 2021, we no longer owe TMDI (or EM3) any license fees under either agreement (including, the accrued liability of $44,925). Effective in February 2021, the Company is accounting for the licenses as an indefinite life asset not subject to amortization, resulting in the remaining balance of $170,075 being subjected to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

(5)Asset Acquisition

On November 16, 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products and its owners, with an effective date of November 1, 2020 (the “RJ Agreement”). Pursuant to the terms of the RJ Agreement, we purchased the intellectual property owned by Razor Jacket and the related equipment owned by the two members of Razor Jacket for a total purchase price of: (a) $300,000 in cash, paid at closing; (b) 625,000 shares of restricted common stock, issued at closing; and (c) the right for the sellers to earn up to 16,500,000 shares of our Series A of preferred stock, which are convertible into common stock on a one-for-one basis, subject to certain conditions. The acquired equipment was recently shipped to our existing facilities in Texas, where it is awaiting installation in a planned new location in that area (see Note 11).

The Company has accounted for this transaction as an acquisition of assets, pursuant to the provisions of Accounting Standards Codification (ASC) 805-50. Accordingly, we have accounted for each component of the purchase price as follows:

•We have charged the $300,000 in cash paid to the sellers at closing, which reflects an underlying cost that has no continuing benefit to the Company, to general and administrative expense in the nine-month transition period ended December 31, 2020 that was a prepaid asset at closing.

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

(6)Property and Equipment

As of September 30, 2021, and December 31, 2020, the Company had the following balances of property and equipment:

	September 30, 2021	December 31, 2020
Equipment purchased from Razor Jacket, LLC in November 2020, and awaiting installation in the Company’s facilities in Dallas, Texas	$500,000	$500,000
Equipment located in the Company’s facilities in Dallas, Texas	221,412	104,240
Leasehold improvements in the Company’s facilities in Dallas, Texas	2,500	2,500
Total property and equipment	723,912	606,740

Less: Accumulated depreciation	(23,830)	(7,255)
Net property and equipment	$700,082	$599,485

The equipment purchased from Razor Jacket, LLC was recently shipped to the Company’s existing facilities near Dallas, Texas, where it is awaiting installation in a planned new location in that area.

(7)Notes Payable

As of September 30, 2021 and December 31, 2020, the Company had the following note payable obligations:

	September 30, 2021	December 31 2020
Convertible debenture issued to an accredited investor on August 4, 2021, due May 1, 2022 in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 4,852,940 shares of common stock at $0.40 per share and automatically convertible at 25% discount to the price per share of common stock in a qualified offering (net of unamortized debt discount of $1,511,105 as of September 30, 2021).	$430,071	$-

Promissory note issued to an accredited investor on November 10, 2020, accruing interest at 5% per annum, due on January 10, 2021, along with lending fee of 20,000 shares of common stock.	-	300,000

Convertible promissory notes issued to two accredited investors on November 15, 2019, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share.	150,000	150,000

Unsecured advances received from two officers in May through August 2021, accruing interest at 1% per annum, payable on demand.	260,000	-

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	-	165,240

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $0.05 per share.	48,386	351,933

Convertible notes issued to an accredited investor in three tranches from June to August 2020, net of unamortized debt discount of $43,306 (see further discussion below)	-	46,694

Total notes payable	$888,457	$1,013,867

Future maturities of notes payable as of September 30, 2021 are as follows:

Year ending September 30, 2022	$2,020,935
Year ending September 30, 2023	-
Year ending September 30, 2024	-
Year ending September 30, 2025	150,000
$2,170,935

On August 4, 2021, the Company closed a short-term bridge loan with an institutional investor in the gross amount of $1,941,176. The closing of this bridge loan resulted in net proceeds to the Company of $1,650,000, after deducting the 15% original issue discount, which the Company is accreting as a non-cash charge to interest expense over the term of the loan.  We recorded amortization on this original issue discount for the period from August 4, 2021 to September 30, 2021, in the amount of $62,549. The bridge loan is in the form of a convertible debenture with a maturity date of May 1, 2022 or earlier upon the closing of a public offering of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a national securities exchange (including Nasdaq). The debenture may not be prepaid without the prior written consent of the investor and does not accrue interest, except upon the occurrence of an event of default, at which time the amount owed accrues interest at the rate of 18% per annum, until paid in full. While the debenture is outstanding, the Company is prohibited from incurring additional indebtedness, repurchasing its securities or repaying certain of its indebtedness, paying cash dividends or other distributions on equity securities, other than pursuant to certain limited exceptions. The debenture is convertible into shares of the Company’s common stock at the lower of:

(a)$0.40 per share, which is equal to 100% of the market price of the Company’s common stock on the day prior to the closing of the offering, or

(b)a 25% discount to the offering price of the Company’s common stock in a qualified listing on a national exchange.

The conversion of the debenture is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99%, with at least 61 days prior written notice by the holder thereof.

In accounting for this debenture, the Company has early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company is treating the entire debenture as a debt liability on its consolidated balance sheet and has not bifurcated it into separate debt and equity components. The Company is using the proceeds of the bridge loan to meet its short-term working capital needs in anticipation of ultimately closing a qualified listing on a national exchange.

In conjunction with the convertible debenture, we granted the investor five-year warrants to purchase a total of 4,852,940 shares of our common stock at an exercise price of $0.40 per share. Such warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement for the underlying shares of common stock, is not effective. The exercise of the warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder. The warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock at a price less than the then exercise price of the warrants, subject to certain exceptions, the exercise price of the warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price. The warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant). Additionally, we made a grant to the placement agent for the bridge loan of warrants to purchase a total of 242,647 shares of our common stock at an exercise price of $0.40 per share, with substantially similar terms. All of these warrants are outstanding as of September 30, 2021.

We have accounted for the issuance of the warrants as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, we valued the warrant liability at issuance at $1,717,213. This was recorded as a discount to the convertible debt of $1,650,000 with the excess $67,213 expensed as interest. We are accreting the debt discount to interest expense over the term of the convertible debenture. Accordingly, we recorded amortization for the period from August 4, 2021 to September 30, 2021, in the amount of $367,522. As of September 30, 2021, we adjusted the warrant liability, to its then current fair value of $1,146,507, based on the Black Scholes model, resulting in a gain on warrant liability of $570,706 that was recorded in the statement of operations.

Prior to obtaining the bridge loan noted above, the Company received unsecured cash advances from two of its officers from May through August 2021, in the net amount of $260,000. These related party advances accrue interest at the rate of 1% per annum and are payable on demand.  Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities in conjunction with the planned listing on a national exchange. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

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

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share, with total principal and accrued interest balances in the aggregate amount of $410,888, converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share, with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock. As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of September 30, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $36,173, remain outstanding and are available to be subsequently converted into 4,217,160 shares of common stock, subject to the ownership limitation (see Note 8).

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $0.05 per share (as indicated above, such notes in the amount of $708,150 have been converted into common stock through September 30, 2021, as a result of such $500,000 equity raise threshold being met).

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

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share with total principal and accrued interest balances in the aggregate amount of $410,888 converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock. As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of September 30, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $36,173, remain outstanding and are available to be subsequently converted into 4,217,160 shares of common stock, subject to the ownership limitation (see Note 7).

During the nine months ended September 30, 2021, the Company entered into private stock subscription agreements with several accredited investors whereby it sold them a total of 1,462,500 shares of restricted common stock at an offering price of $0.40 per share, resulting in gross proceeds to the Company of $585,000. The investors also received an equal number of warrants to purchase additional shares of common stock at exercise prices of $0.85 to $1.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

On December 29, 2020, our Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification occurred pursuant to a majority stockholder consent, effective on December 30, 2020, the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2020 Plan is the sum of (i) 25,000,000 shares, and (ii) an annual increase on March 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) twenty-five million (25,000,000) shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 250,000,000 incentive stock options may be granted pursuant to the terms of the 2020 Plan.

The 2020 Plan will provide an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant. The Company has made no awards under the 2020 Plan to date.

In March 2018, the Board approved the establishment of a 2018 Stock Option Plan with an authorization for the issuance of up to 20,000,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors. The Company has made no awards under the 2018 Stock Option Plan to date.

(9)Related Party Transactions

Office services were provided without charge by our Chief Executive Officer and director, Donal R. Schmidt, Jr., from November 15, 2019 to June 30, 2021 (at which time, the Company relocated to a new leased office location). Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company’s audit committee is tasked with resolving related party conflicts.

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

(11)Subsequent Events

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 5). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. Under the lease agreement, the Company will receive three months of free rent for the period from October 1, 2021 to December 31, 2021, and will be obligated to make the following annual rental payments thereafter:

Year ending December 31, 2022	$94,226
Year ending December 31, 2023	98,509
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
$513,960

Additionally, the Company will be responsible for paying its pro rata share of the annual operating expenses in the building. The Company is currently building out this space and intends to utilize it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility.

The Company will account for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company will capitalize the present value of the future lease obligations and amortize the related right-of-use asset on a straight-line basis each month over the term of the lease.

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

•Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021, and 2020.

•Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), entered into a sublicense agreement (the “Sublicense Agreement”) whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI had licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any pre-existing licensing rights), pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the Sublicense Agreement the Company obtained substantially the same rights that TMDI had under the Original EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing hemp extract or hemp isolates or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019).

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

The term of the Sublicense Agreement was from November 15, 2019 until the expiration of the Original EM3 Exclusive License Agreement. Pursuant to an amendment to the Original EM3 Exclusive License Agreement entered into in June 2020, all improvements to the ‘Desirick Procedure’ created by TMDI during the term of such agreement belonged to TMDI.

During the term of the Sublicense Agreement, the Company was required to advance payments to TMDI that TMDI was required to make to EM3, pursuant to the Original EM3 Exclusive License. The Company’s obligation to make such advancements to TMDI was conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company had an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Sublicense Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 in MDI consumables were purchased from EM3 for use in such states during the preceding year). The Company partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000, and agreed to pay the remaining license fee of $65,000 in cash within a 24-month period. The Company recorded the entire $200,000 license fee as an intangible asset and was amortizing it to expense on a straight-line basis over a 24-month period. The Sublicense Agreement and Original EM3 Exclusive License were terminated in connection with the parties’ entry into the Settlement Agreement discussed below.

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

On February 9, 2021, the Company entered into a Settlement and Mutual Release Agreement dated February 9, 2021 (the “Settlement Agreement”) with TMDI, Diamond Head Ventures, LLC, an entity owned and controlled by Mr. Schmidt and a predecessor to TMDI (“Diamond Head”), EM3, the owner of EM3, Richard Adams (“Adams”) and Holly Brothers Pictures, LLC, an entity co-owned by Mr. Schmidt and Mr. Adams (“Holly”). The Settlement Agreement was entered into in order to settle certain disputes which had arisen between the parties relating to the Sublicense Agreement, Original EM3 Exclusive License, and related agreements. Pursuant to the Settlement Agreement, the parties agreed to (a) terminate the Sublicense Agreement, Original EM3 Exclusive License, and a separate Sales and Licensing Agreement dated November 21, 2018, pursuant to which EM3 agreed to sell certain consumables to Diamond Head and provide a license to use certain intellectual property in connection therewith; (b) Adams agreed that the Company was no longer required to issue him 100,000 shares of the Company’s common stock, which were to be issued to him pursuant to the terms of the First Amendment (which have not been issued as of such date); (c) EM3 and Adams agreed to enter into a new Exclusive License Agreement with the Company (discussed below); (d) each of the parties to the Settlement Agreement, other than the Company, agreed that the Company was the rightful owner of all improvements to the Licensed IP (as defined below), which was created by TMDI, Diamond Head or the Company, prior to, and after the date of the parties’ entry into the Settlement Agreement; (e) Holly Brothers agreed to transfer to Adams ownership of a touring coach; and (f) each of TMDI, Diamond Head and the Company provided a general release to EM3 and Adams, and EM3 and Adams provided a general release to each of TMDI, Diamond Head, and each of their officers, directors and related parties. As a result of the release, the Company no longer owes TMDI (or EM3) any license fees under the Sublicense Agreement or Original EM3 Exclusive License (including, but not limited to the $65,000 previously owed under the terms of the Sublicense Agreement, which amount was previously accrued).

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

Plan of Operations

Since execution of the Sublicense Agreement with TMDI in November 2019, our plan of operations has been primarily focused on preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020. In that regard, we have supplemented the proceeds received from the sale of convertible notes with the private sales of restricted shares of our common stock to various accredited investors, and completed the recent sale of a convertible debenture in the aggregate principal amount of $1,941,176, as discussed in greater detail below, to further fund our operations moving forward.

Our Growth Strategy

Our growth strategy is expected to build on what we believe is a superior delivery system that delivers a superior Active Pharmaceutical Ingredient (API), that together increases performance and safety of our products. We plan on growing our business in six main ways:

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

•Increasing penetration of hemp user. There is a decreasing stigma around the use of non- tetrahydrocannabinol (THC) cannabis products as a result of legal, regulatory and social views are rapidly evolving. However, there are still some people and physicians unwilling to use these products largely based on the inability to achieve accurate and controlled dosing. Our product lines are meticulously manufactured to ensure an accurate and measured dose with every actuation. We believe that this will allow us to provide consumers and medical practitioners with the peace of mind that they can utilize our products safely and effectively and thus bring new consumers into the category.

•Expand our product portfolio. We plan to grow our product portfolio by expanding into areas where we can identify “safe for inhalation” non- tetrahydrocannabinol (THC) ingredients which are currently being used in less efficacious delivery methods and put them into our delivery device.

•Cannabinoids, the U.S. The Food and Drug Administration (FDA), and Clinical Testing. The cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation. There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our goal is to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We have partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems. This timing of this testing is based on the results of the FDA application process, described below. In addition to clinical testing, we have engaged with a group of FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA. We have removed products sold under the nhāler brand name from the market because we are preparing to file an IND (Investigational New Drug Application) with the FDA. We have hired a law firm to prepare the application and have further hired a lobbying firm located in Washington, D.C. to interface with the FDA on our behalf in the U.S. Congress. The Company is presently intending to conduct a pre-IND meeting with the FDA prior to filing the actual IND application with the FDA. The Company believes the pre-IND meeting and the IND application will occur in the fourth quarter of 2021.

•Legal Status. Our products are not FDA approved. However, we plan to file an Investigative New Drug Application (“IND”) with the FDA in the fourth quarter of 2021 to conduct Phase I human clinical trials of our flagship metered dose inhaler containing CBD. CBD is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large. There are currently ongoing discussions about CBD and cannabinoids with Congress that may impact the Company’s business operations both positively and negatively.

•International Expansion. We plan to eventually seek to expand our marketing and sales to outside of the United States, potentially sometime in 2022, funding permitting, and assuming further declines in the spread of COVID-19. Similar to the growth trends that we are seeing in the U.S., we believe there will be a significant opportunity for us to capture market share internationally with our product offerings.

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

Results of Operations for the three and nine months ended September 30, 2021 compared to 2020

The following discussion reflects the Company’s revenues and expenses for the three and nine month periods ended September 30, 2021 and 2020, as reported in our consolidated financial statements included in Item 1.

Three months ended September 30, 2021 versus three months ended September 30, 2020

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

The revenues from such sales on a trial basis in the three months ended September 30, 2021, were $50, compared to $1,629 in the three months ended September 30, 2020. Revenues from sales of the Company’s inhaler and other products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends.

Cost of Goods Sold - Cost of goods sold for the three months ended September 30, 2021 were zero compared to $4,791 in the three months ended September 30, 2020. The cost of goods sold reflected the cost of procuring inhalers and related products and supplies for resale. The cost of goods sold in the three months ended September 30, 2021 was not relevant due to the very low level of sales in that period, whereas the cost of goods sold in the three months ended September 30, 2020, resulted in a negative gross profit margin of $3,162.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2021 were $490,656 compared to $593,164 in the three months ended September 30, 2020. This fluctuation was due to timing differences in certain cash overhead expenses, mostly for payroll, arising from the adoption of a new business strategy focused on commercial opportunities involving the rapid application of therapeutics using the RxoidTM MDI technology, supplemented by the assets recently acquired from Razor Jacket.

Amortization Expense - Amortization of sublicense fees for the three months ended September 30, 2021 was zero, compared to $25,000 in the three months ended September 30, 2020. This decrease was due to the termination of the Sublicense Agreement, effective February 9, 2021, under which the Company was previously obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the three months ended September 30, 2021 was $5,525, compared to $2,418 in the three months ended September 30, 2020. This increase reflects depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the three months ended September 30, 2021 was $658,017, compared to $16,792 in the three months ended September 30, 2020. This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants issued in conjunction with a convertible debenture in August 2021. Other income (expense) also includes a gain from the change in valuation of the warrant liability in the quarter ended September 30, 2021 of $570,706.

Net Loss - Net loss for the three months ended September 30, 2021 was $583,442, compared to $640,536 in the three months ended September 30, 2020, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Nine months ended September 30, 2021 versus nine months ended September 30, 2020

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

The revenues from such sales on a trial basis in the nine months ended September 30, 2021, were $474, compared to $140,055, consisting mostly of two large wholesale orders, in the nine months ended September 30, 2020. Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends.

Cost of Goods Sold - Cost of goods sold for the nine months ended September 30, 2021 was $200 compared to $30,502 in the nine months ended September 30, 2020. The cost of goods sold reflected the cost of procuring inhalers and related products and supplies for resale. The cost of goods sold in the nine months ended September 30, 2021 was not relevant due to the very low level of sales in that period, whereas the cost of goods sold in the nine months ended September 30, 2020 resulted in a gross profit percentage of approximately 78% due to a relatively large portion of sales to two higher profit wholesale customers.

General and Administrative Expense - General and administrative expenses for the nine months ended September 30, 2021 were $1,519,857, compared to $1,446,914 in the nine months ended September 30, 2020. This net increase of $72,943 consisted of two components: (i) an increase of $493,777 in cash overhead expenses, mostly for payroll, arising from the adoption of a new business strategy focused on commercial opportunities involving the rapid application of therapeutics using the RxoidTM MDI technology supplemented by the assets recently acquired from Razor Jacket; and (ii) a decrease of $420,834 in non-cash stock compensation expenses for restricted stock grants due to a greater amount and value of the initial group of grants made to various consultants in the nine months ended September 30, 2020 compared to only two such grants being made in the nine months ended September 30, 2021.

Amortization Expense - Amortization of sublicense fees for the nine months ended September 30, 2021 was $12,500 compared to $75,000 in the nine months ended September 30, 2020. This decrease was due to the termination of the Sublicense Agreement, effective February 9, 2021, under which the Company was previously obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the nine months ended September 30, 2021 was $16,575, compared to $2,418 in the nine months ended September 30, 2020. This increase reflects depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the nine months ended September 30, 2021 was $675,124, compared to $103,285 in the nine months ended September 30, 2020. This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants issued in conjunction with a convertible debenture in August 2021, partially offset by the conversion of certain convertible notes into common stock in August 2020 and March 2021. Other income (expense) also includes a gain from the change in valuation of the warrant liability in the quarter ended September 30, 2021 of $570,706.

Net Loss - Net loss for the nine months ended September 30, 2021 was $1,653,076, compared to $1,518,064 in the nine months ended September 30, 2020, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the nine months ended September 30, 2021 was $1,657,267, compared to $1,138,098 in the nine months ended September 30, 2020.  This net increase was largely due to the higher level of overhead costs and buildup of working capital levels following the Company’s adoption of a new business strategy in early 2020, as further noted above.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2021 was $117,172 compared to $92,979 in the nine months ended September 30, 2020. This increase was due to the Company’s purchases of property and equipment which began in September 2020.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $2,195,000, compared to $1,372,000 for the nine months ended September 30, 2020. Net cash provided by financing activities in the nine months ended September 30, 2021 resulted from $1,650,000 received from the issuance of  an Original Issue Discount Convertible Debenture in the original principal amount of $1,941,176, as well as from the private sales of 1,462,500 shares of restricted common stock to several accredited investors at an offering price of $0.40 per share for total proceeds of $585,000, partially offset by the net repayment of various unsecured notes payable in the amount of $40,000. Net cash provided by financing activities of $1,372,000 in the nine months ended September 30, 2020 was due to the private sales of 6,040,000 shares of restricted common stock to various accredited investors at offering prices of between $0.05 to $0.25 per share for total proceeds of $1,310,000, plus the receipt of a subscription from another investor in the amount of $90,000 that was later applied to a private offering that closed in October 2020, partially offset by the net repayment of various unsecured notes payable in the amount of $28,000.

In order to meet short-term working capital needs, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and its Senior Vice President) in May through August 2021 in the net amount of $260,000.  Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

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

Pursuant to a Placement Agent Agreement entered into with Maxim Group LLC (the “Placement Agent”), who served as placement agent for the offering of the Debenture and Investor Warrants, we agreed to pay the Placement Agent for the offering a cash commission of 8% of the gross proceeds received in the offering ($132,000), and to grant the Placement Agent a warrant to purchase 5% of the total shares issuable upon conversion of the Debenture (242,647), with an exercise price equal to the same exercise price as the Investor Warrants ($0.40 per share), which have a term of five years and are in substantially similar form as the Investor Warrants (the “Placement Warrants” and together with the Investor Warrants, the “Offering Warrants”). We agreed to register the shares of common stock issuable upon exercise of the Placement Warrants under the Securities Act.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $7,306,616 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Transition Report on Form 10-K for the nine months ended December 31, 2020), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting. Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2021.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are not profitable and have incurred an accumulated deficit of $7,306,616 since our inception. Our revenues from sales on a trial basis in the nine months ended September 30, 2021, were $474 compared to $140,055, consisting mostly of two large wholesale orders, in the nine months ended September 30, 2020.  Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in pursuing the business of bitcoin mining and digital currency and were not successful in that business. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has licensed for its use. We have yet to commence profitable operations in that business and have generated only minimal revenues in connection with such new business strategy, therefore, the Company is continuing to incur operating losses. We may not generate significant revenues in the future, may not be able to sustain our operations with any revenue we do generate in the future, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

The issuance and sale of common stock upon conversion of the Debenture and exercise of the Offering Warrants and Placement Warrants may depress the market price of our common stock.

If sequential conversions of the Debenture and sales of such converted shares, or exercises of the Offering Warrants and Placement Warrants, and sales of such exercised shares, take place, the price of our common stock may decline. In the future, the shares of common stock which the Debenture is convertible into and the Offering Warrants and Placement Warrants are exercisable for, may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock. To the extent the shares of common stock underlying the Offering Warrants and Placement Warrants are not registered under the Securities Act, the holders of such Offering Warrants and Placement Warrants will have ‘cashless exercise’ rights.

In addition, the common stock issuable upon conversion of the Debenture and exercise of the Offering Warrants and Placement Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb the shares issuable upon conversion of the Debenture and/or exercise of the Offering Warrants and Placement Warrants, then the value of our common stock will likely decrease. If the Offering Warrants and/or Placement Warrants are exercised on a ‘cashless’ basis we will not receive any cash upon such exercise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the nine months ended September 30, 2021 or from October 1, 2021, through the date of this Report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, or in a Current Report on Form 8-K, except for:

On July 6, 2021, the Company issued 50,000 shares of restricted common stock to two consultants as compensation for services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.1	06/02/2021
3.2	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.2	06/02/2021
4.1	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., for August 2021 Private Offering (to purchase 4,852,940 shares of common stock)	8-K	000-55018	4.1	08/05/2021
4.2	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., granted to Maxim Group LLC and assigns	8-K	000-55018	4.2	08/05/2021
10.1	Independent Contractor Agreement dated April 22, 2021, by and between We the 23, LLC, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.1	06/02/2021
10.2	Trading Agreement dated April 22, 2021, between We the 23, LLC and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.2	06/02/2021
10.3	Independent Contractor Agreement dated May 18, 2021, by and between Epic Medical Research, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.3	06/02/2021
10.4	Form of Securities Purchase Agreement dated August 1, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., and the Purchaser party thereto	8-K	000-55018	10.1	08/05/2021
10.5	Form of Original Issue Discount Convertible Debenture Due May 1, 2022, dated August 1, 2021, in the amount of $1,941,176	8-K	000-55018	10.2	08/05/2021
10.6	Form of Leak-Out Agreement (August 2021 Offering)	8-K	000-55018	10.3	08/05/2021
10.7	Form of Subscription Agreement $0.40 Per Share (First and Second Quarter 2021 Private Offering)	10-Q	000-55018	10.7	05/14/2021
10.8*	Commercial Lease Agreement, dated October 1, 2021, between Triple D Rosegate, LLC and Rapid Therapeutic Science Laboratories, Inc.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

* Filed herewith.

** Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

November 10, 2021	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

November 10, 2021	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)