Form 10-K
period 2021-12-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2022-03-16
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55018

Rapid Therapeutic Science Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5580 Peterson Lane, Suite 120 Dallas, TX	75201
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  NO ☐

i

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $50,343,000. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares of the registrant’s common stock outstanding as of March 16, 2022 was 193,666,921.

Auditor Firm ID: 6686	Auditor Name: PWR CPA, LLP	Auditor Location: Texas

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that constitute “forward-looking statements”, including within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Those statements appear in this Report, particularly in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ and “Risk Factors,” and include statements regarding the intent, belief or current expectations of the Company and management that are subject to known and unknown risks, uncertainties and assumptions. Examples of forward-looking statements include statements relating to macroeconomic conditions; our expectations regarding future growth, including future revenue and earnings increases; our expectations regarding new products and market acceptance of current and new products; anticipated changes in regulations and market acceptance of our products and industry; our growth plans and opportunities, including our strategies for future acquisitions, future product expansion, potential client marketing and targeting and potential geographic expansion; estimated returns on future acquisitions; and other statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, the competitive landscape for our products, plans or intentions relating to acquisitions and developments and other information that is not historical information, and our assumptions underlying these expectations.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in this Report, as applicable. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements contained herein after we distribute this Report, whether as a result of any new information, future events or otherwise.

You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Report to conform our prior statements to actual results or revised expectations, and we do not intend to do so, except as otherwise provided by law.

You should read the matters described in “Risk Factors“ and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report.

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

“ISO level” means International Organization for Standardization, an independent, non-governmental, international organization that develops standards to ensure the quality, safety, and efficiency of products, services, and systems, certification level.

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

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On February 16, 2021, our board of directors approved a change in our fiscal year end from March 31 to December 31.  As a result of this change, we filed a Transition Report on Form 10-K for the nine-month transition period ended December 31, 2020 and this Report includes our results of operations for the year ended December 31, 2021 and the nine months ended December 31, 2020.

Board Approval For Reverse Stock Split

Effective on January 11, 2022, the Company’s majority shareholders voted 51.4% of the outstanding shares of the Company’s common stock, pursuant to a written consent in lieu of a special meeting of shareholders, to approve, among other things, the grant of discretionary authority for the Company’s Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-two and one-for-fifty, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) December 31, 2022; and (b) the date of the Company’s 2022 annual meeting of shareholders (the “Shareholder Authority”).

The Company filed a Definitive Information Statement on Schedule 14C (the “Information Statement”) in connection with the shareholder approval described above with the SEC on January 14, 2022, and subsequently mailed notice of such Information Statement to the Company’s shareholders. Pursuant to the rules of the SEC (and specifically Section 14(c) of the Exchange Act), the actions approved by the majority shareholders could not become effective any earlier than forty days after notice of the availability of the Information Statement was first sent to shareholders, which date was on or around February 28, 2022.

On March 4, 2022, the Board of Directors approved a 1-for-25 reverse stock split of the Company’s outstanding common stock, pursuant to the Shareholder Authority.

Notwithstanding such Board of Directors approval, the reverse stock split is subject to approval thereof by Financial Industry Regulatory Authority, Inc. (FINRA), which approval has not been received yet, and may not be received on a timely basis, if all. The Board of Directors approved the reverse stock split in an effort to increase the trading price of the Company’s common stock to a level sufficient to allow an uplisting of the Company’s common stock on the Nasdaq Capital Market. Because FINRA has not yet approved the reverse stock split and the Company has not formally affected the reverse stock split, none of the outstanding share amounts set forth below have been adjusted for such Board of Directors approved reverse stock split. The Board of Directors reserves the right to adjust the ratio of the reverse stock split, terminate its authority for such reverse stock split and/or instead move forward with a shareholder approved reverse stock split, in the future.

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

The Company’s founders believed that hemp phytoextracts (extracts from the hemp plant) specifically, but not limited to, NPCs, could possibly help individuals find a new way to manage or support the treatment of chronic pain, post-traumatic stress disorder (PTSD), insomnia, surgery recovery, and a wide range of other ailments. What started as an idea of using an inhaler to deliver a potential pain reliever CBD, has grown into a company that

1 NPCs include, but are not limited to, cannabidiol (CBD), cannabigerol (CBG), cannabichromene (CBC), and cannabinol (CBN).

produces many different NPCs and/or blends thereof, which can safely, efficiently, and cost effectively, be delivered to consumers. None of the Company’s products use tetrahydrocannabinol (THC).

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

Our product lines focus on safe, legal and effective API. The Company exclusively uses APIs consisting of our proprietary blend of isolate (crystalline solid or powder) derived NPCs. We have named our NPC blend N-PsicanTM. As a result of a recently completed vertical acquisition, we own the process and extraction method we believe will result in the highest pharmaceutical grade NPCs available now and in the future. This ability to source, manufacture and sustain our own API ingredients is expected to result in lowering costs and providing a consistent and measured dose for consumers. In addition, we anticipate that this will allow for a higher degree of safety because we will control the entire manufacturing process.  However, we are not actively selling any products now due to our pending application with the FDA as further discussed below.

As such, we have the capacity to manufacture our own pharmaceutical grade NPCs which are ultra-pure and unadulterated. As such, using our own NPCs derived from our proprietary processes which we control quality and purity of to an extreme degree, and which we have filed a patent applications for, which is currently pending.

Using our own NPCs as the API, we have historically manufactured our own branded MDI under the nhālerTM brand name (provided that we removed our nhālerTM products from the market in early 2021, because we are preparing to file an IND (Investigational New Drug Application) with the FDA in connection therewith) using our proprietary blends. NPCs and their substrates are legal for manufacturing and human consumption in Texas under House Bill 1325 (discussed below). None of our products contain any psychoactive cannabinoids or THC compounds of any amount.

The Company believes it is unique in the emerging hemp industry in that it does not use “full spectrum” oil, nor does it use compressed air as a propellant. Full spectrum oil is an industry term that means the composite hemp plant crude extract has been liquified using a solvent. The amounts and quantity of any API in full spectrum oil is not readily ascertainable, nor is the consumer usually aware of what solvents are used to liquify the extracts. Accordingly, we do not believe that it is possible to manufacture a safe MDI using full spectrum oil as the product could be adulterated or even toxic, depending upon how the extracted crude is handled and prepared. Any impurity, contaminants, or solvents used in full spectrum oil can endanger a consumer and cause any number of ailments, including laryngospasms, bronchospasms, or lipoid pneumonia. The Company has identified these issues and has consistently worked to avoid any toxicity, impurities, or contaminants in its products.

In furtherance of our commitment to safety and purity, the Company’s MDI have been made using U.S. Food and Drug Administration (FDA) listed cans, valves, actuators, propellant and excipients following GMP. All of these parts are manufactured under GMP in accordance with each manufacturer’s requirements which are listed in master drug files with the FDA. We purchase these parts and inert ingredients directly from one or two of the largest suppliers of FDA listed consumables in the world. We also only use cGMP HFA-134a propellant which is listed with the FDA and approved for humans in our products. The technology we use is safe if properly applied and has been researched over more than 70 years with hundreds of drugs. At no time does the Company use THC in its products. The Company is certified by the Cannabinoid MDI Certification Board (CMDICB) with respect to manufacturing of its MDI; provided that we believe this organization has since ceased operations as a result of COVID-19.

We believe we are the only company in the world that is capable of manufacturing an MDI with an NPC API safe for human consumption. To this end we have hired an experienced pharmaceutical industry veteran (Dr.

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

Early cannabinoid MDIs introduced to the marketplace and to our knowledge, certain of those of our current competitors, caused side effects such as irritation of the throat, vocal cords and esophagus, which consumers have not reported in connection with our MDIs.

Our core business model includes a new marketing and sales approach to the medical community that is primarily based upon tried and proven sales techniques used in the pharmaceutical industry. We applied these sales techniques and found that they initially worked well with our product. We plan on expanding our use of these sales techniques and believe they will be successful in the future. Unfortunately, this marketing and sales campaign was interrupted in December 2019 when a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was first reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. As a result, in March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. When this occurred, our ability to access physicians’ and other health care providers’ offices was negatively affected. However, we pivoted to product research and development and began successfully seeking acquisition of an isolate manufacturer that could produce a secure supply of high-quality pharmaceutical grade NPCs, which acquisition we completed in November 2020 (see “Prior Material Acquisitions and Transactions”, below). In addition, during this time we took the opportunity to adjust our formula to eliminate any and all possible adulteration from our products and to reduce the possibility of any adverse side-effects associated with the use of our MDI.

From day one we have placed great emphasis on manufacturing a product that meets cGMP. “cGMP” means current good manufacturing practice regulations promulgated by the FSA under the authority of the FFDCA. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. This goal of being fully compliant is being pursued at a high rate and we apply appropriate measures to reduce risk of non-compliance.  Our new filling facility or MDI laboratory is expected to be certified to ISO 13485 after complying with all ISO requirements. The new facility was planned and engineered to be able to meet this certification standard. ISO 13485 is one of the standards for manufacturing FDA approved medical products. .

As such, with a product offering that is pure, safe and efficient, we expect to begin a renewed marketing and sales campaign in the second quarter of 2022, as COVID-19 begins to wind down, and with vaccines making it safer for our sales team to meet with our primary marketing targets, we plan to focus on the marketing of safe, legal and effective NPCs as the API. We believe that the ability to source and sustain our own ingredients will result in lowering our costs and providing a consistent and measured dose for consumers.

Our Products

We plan to offer MDIs as our primary product. MDIs are devices that deliver a measured amount of aerosolized inhalant in a mist to the lungs that is usually self-administered by the user via inhalation. As secondary products, we also offer a sublingual oral spray device and water-soluble CBD and CBG isolates.

Our MDIs contain an API of a proprietary NPC isolate including, but not limited to, CBD and/or CBG. The products are sold under the nhālerTM brand name (provided that we have removed those products from the market because we are preparing to file an IND (Investigational New Drug Application) with the FDA in connection therewith).

The API is delivered to a user in a mist when inhaled. The droplet size of the liquid solution in the mist is engineered through a proprietary process to be of a size that the individual droplet can be absorbed directly into the blood stream through the cellular wall of the alveoli (the tiny air sacs of the lungs) and its surrounding blood vessels. This process is known as the pulmonary route of administration. If the droplet size is too large to enter the alveoli it is considered topical in nature and is of lower bioavailability and efficacy. If the droplet size is too small, the droplet is not heavy or dense enough to be absorbed and will be exhaled, thereby lowering bioavailability and efficacy. As such, the proprietary knowledge needed to engineer an appropriate droplet size is crucial to manufacturing an effective MDI. We are presently working closely with contractors of large international aerosol manufacturing companies to help us with a droplet formulation process that will meet FDA standards.

Our cans, valves, actuators and filling equipment are all on file with the FDA. We further attempt to fully comply with all GMP requirements followed by the manufacturers of our consumables and equipment except for the API.

Our pharmaceutical grade propellant and CBD isolate are considered non-toxic by the FDA. We use a small amount of medical inhalation grade ethanol. Further, with our MDI, there is no smell and it has been shown to keep working even if submerged in water.

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

Our MDI is engineered, formulated and manufactured using the strictest aerosol device standards and GMP guidelines to ensure efficacy and quality. Our API is derived from high quality pharmaceutical grade cannabinoid isolates. Our API is made on custom fabricated equipment that is exclusive to our Company, which we have filed a patent application in connection with.

Our product’s main positioning is planned to focus on the superior delivery system of the MDI (ultra-high bioavailability) and the quality of the NPC API.

Our nhālerTM MDI provides:

•100 metered doses.

•5mg of our proprietary API pure cannabinoid isolate blend of NPC known as N-PsicanTM.

•500mg of API per MDI.

•Zero THC.

Our recently created sublingual oral spray device (which is applied via a spray into the mouth) utilizes essentially the same manufacturing technology and equipment that is used in our MDI’s. However, for those users who would prefer oral or sublingual routes of administration, it delivers a uniform mist of a consistent dosage inside the mouth which is easily absorbed in the tissues of the mouth and gums or swallowed. We developed this new product through our own recent research efforts as a way to eliminate potential discomfort associated with the delivery of pharmaceutical grade isolate through an inhaler.  We anticipate our sublingual spray will be available for sale to the public in mid-2022. We are currently evaluating this market to determine how and if we should begin sales and marketing.

Our proprietary pharmaceutical isolate is expected to be available to be purchased by manufacturers of non-competing product lines that use CBD. However, we cannot market or sell any isolate until our new manufacturing facility is completed in mid to late 2022.

Finally, as previously mentioned, we are developing another new secondary product offering in the form of water-soluble CBD isolates. This new product is expected to consist of isolates which are extracted using our proprietary technology resulting in an NPC that is dissolvable in a water-based solution, thus offering a much higher absorption rate and which does not require a solvent. This technology is related to nano particles of NPC combined with other well-known safe organic chemicals used in the pharmaceutical space.

We plan to offer these new isolate products in conjunction with the anticipated startup of our new manufacturing facility in Addison, Texas, which is planned to go live in the third or fourth quarter of calendar 2022.

Our Competitive Strengths

We believe our business has, and our future success will be driven by, the following competitive strengths:

•Emphasis on Precision, Quality and Consistency in our Manufacturing. While most companies in the space have focused on getting low-cost low quality CBD products to market in an effort to turn a quick profit, our focus has been on our science and manufacturing practices. We built ISO 6 and 7 control rooms to ensure our manufacturing practices, product development and safety protocol all follow GMP. We believe that our acquisition of assets from Razor Jacket, LLC (“Razor Jacket”, as discussed below) ensures that our products will contain some of the highest quality NPC APIs available in the CBD and hemp market places.

•Differentiated Business Model. In our experience, most companies in the cannabinoid industry only focus on direct to consumer and potentially store/dispensary sales. We have built our business more in line with those of true pharmaceutical and consumer product brands.  Our plan is to focus our MDI sales efforts in more direct sales models, such as the following:

•Doctor detailing

•Healthcare Group and Clinic Direct Sales

•Traditional Retail Sales

•Direct to Consumer (with professional recommendation)

As an aerosol business we also have plans to extend our product lines to leverage other “safe for inhalation” APIs in the future. We expect that this ability to provide a new, better delivery system to established supplements and medications will drive our growth.

•Superior Delivery System with Proven Efficacy History. MDIs have been in use for over 70 years and we believe they are the best way to get safe to use inhalants into a user’s blood stream outside of an IV.  We have spent substantial time and resources perfecting the technology to ensure that our devices operate as designed. This involves ensuring the parts and machines are pharmaceutical grade, our lab is up to GMP standards, our dosing is accurate and measured and we believe our API are the highest medical quality. In short, the MDI we build are believed to be safe and unadulterated.

•Proprietary Active Pharmaceutical Ingredients (API). The acquisition of assets from Razor Jacket is anticipated to allow the Company to bring the production of medical grade API production in-house. Our now in-house production of isolate was developed by experienced industry professions exclusively for MDI use.

•Long Term Supplier Relationships. We are invested in long term relationships with our pharmaceutical providers for cans, valves, actuators and technical equipment. We believe this will allow us to be able to expand our manufacturing capacity quickly and scale up to meet customer demand. One of our affiliates (an entity controlled by Mr. Schmidt, our Chief Executive Officer and director) is also the only authorized dealer of medical/pharmaceutical grade propellant in the hemp space, meaning that we will anticipate being able to always have access to one of the main ingredients to ensure our devices work properly.

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

•Pursuing FDA approval. The Company has engaged several consultants to assist with this process under various arrangements. In addition, these consultants are overseeing implementation of the Company’s quality control system in both manufacturing of MDI and production of isolates in moving towards certified laboratories. The Company is not aware of other companies pursuing the same business strategy.

•Clinical Trials. The Company expects to begin the process of clinic trials of its MDI, second or third quarter of 2022. It will be testing the product’s effects related to pain, PTSD, anxiety, insomnia, inflammation and recovery related to long haul effects of COVID-19, following approval of its IND.

Competitive Landscape

The Company believes its MDI is unmatched in the current CBD product marketplace.  The combination of our proprietary NPC API and our unique MDI delivery system allow the Company to create a suite of products that are highly differentiated from any other product on the market. To our knowledge, at the current time, we do not have any direct competitors who offer the same type of product.

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

3)Business to Consumer (“B2C”). We plan to hire a marketing team to create consumer response and direct impressions to our online marketplace where consumers will go to purchase our nhālerTM (provided that we have removed our nhālerTM products from the market because we are preparing to file an IND with the FDA in connection therewith) and other products. We plan to target these consumers through direct-to-consumer digital campaigns as well as through physician recommendations. We have hired a consultant to oversee the strategy, and oversee hiring, training, and implementation to facilitate our sales and marketing efforts for our target customers, which is subject to the Company raising adequate funds.

Marketing

Our plans are to employ a three-pronged marketing approach: (1) generate leads for our direct sales team in the medical space, (2) generate consumer interest in our products to purchase MDI at pharmacies and/or oral sprays online, or through flex stores and specialty retailers, and (3) achieve customer retention and build upon the nhālerTM brand (provided that we have removed our nhālerTM products from the market because we are preparing to file an IND with the FDA in connection therewith).

Direct sales team leads, direct consumer sales, branding, and customer retention are expected to predominantly be generated through the use of both inbound and outbound marketing and are planned to include: industry organizations, trade shows, public relations, paid advertising, online presence, search engine optimization, social media, email database marketing, and customer relationship management (CRM).

Search Engine Optimization (SEO) will be a high priority of ours to ensure that certain selected search engine keywords will direct online users to our family of websites.  SEO is planned to be achieved through the use of proper meta tags, title tags, keyword density, keyword frequency, and every other aspect as recognized by the major search engines.  We also plan to internally employ a team of SEO programmers in the future to work to ensure that our websites are, to the extent possible, listed near the top of the first page of major search engines when selected keywords are requested in a consumer search.

Our Growth Strategy

Our growth strategy is expected to build on what we believe is a superior delivery system that delivers a superior API, that together increases performance and safety of our products.  We plan on growing our business in six main ways:

•Capturing market share in the hemp space.  Via our MDI devices that deliver a measured amount of aerosolized inhalant in a mist to the lungs, we believe our expected product offerings provide a faster acting, more accurate dosing and higher value bioavailability of our ingredients for our customers. As a result, we believe that we will be able to increase our consumer base and to provide top line growth for our retail and clinic customers.

•Increasing penetration of hemp user. We believe that there is a decreasing stigma around the use of cannabis products as a result of legal, regulatory and social views that are rapidly evolving. However, there are still some people and physicians unwilling to use these products largely based on the inability to achieve accurate and controlled dosing. Our product lines are planned to be meticulously manufactured to ensure an accurate and measured dose with every actuation. We believe that this will allow us to provide consumers and medical practitioners with the peace of mind that they can utilize our products safely and effectively and thus bring new consumers into the category.

•Expand our product portfolio. We plan to grow our product portfolio by expanding into areas where we can identify “safe for inhalation” non-THC ingredients which are currently being used in less efficacious delivery methods and put them into our delivery devices.

•Cannabinoids, the FDA, and Clinical Testing. The cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation.  There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our goal is to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We have partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems.. In addition to clinical testing, we have engaged with a group of FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA. We have removed products sold under the nhālerTM brand name from the market because we are preparing to file an IND with the FDA. We have hired a law firm to prepare the application and have further hired a lobbying firm located in Washington, D.C. to interface with the FDA on our behalf in the U.S. Congress. The Company is presently intending to conduct a pre-IND meeting with the FDA prior to filing the actual IND application with the FDA. The Company currently anticipates that the pre-IND meeting will occur in the second or third quarter of 2022, and pending the outcome of such meeting, the Company plans to submit the IND application in the second quarter of 2022.

•Legal Status. Our products are not FDA approved. However, we plan to file an IND with the FDA in the second quarter of 2022, pending the outcome of a planned pre-IND meeting with the FDA, to conduct Phase I human clinical trials of our flagship metered dose inhaler containing CBD. CBD is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large.  There are currently ongoing discussions about CBD and cannabinoids with Congress that may impact the Company’s business operations both positively and negatively.

•International Expansion. We plan to eventually seek to expand our marketing and sales to outside of the United States, potentially beginning in 2022, funding permitting, and assuming further declines in the spread of COVID-19. Similar to the growth trends that we are seeing in the U.S., we believe there is a significant opportunity for us to capture market share internationally with our product offerings.

Scale-Up Manufacturing

Our lease at our former manufacturing facility expired December 31, 2021. We believe that our new manufacturing facility will give us the ability to significantly increase our production capacity by an estimated factor of 5 times previous volumes for MDI. Our isolate manufacturing ability will increase an estimated 10 times.  If sales and demand for our products outpace our new facility’s capacity under construction, we believe we can increase production, funding permitting, by:

•Increasing manufacturing shifts to two and then three in our current manufacturing laboratory per day.

•Increasing the amount of manufacturing equipment and employees.

•Expanding on the size of a new facility which incorporates semi-robotic filling equipment.

Presently, our isolate manufacturing laboratory can produce more API than we can utilize for our MDI.

CBD Industry Market Overview

According to a report published in December 2019, by Grand View Research, entitled “Cannabidiol Market Size, Share & Trends Analysis Report By Source Type (Hemp, Marijuana), By Distribution Channel (B2B, B2C), By End Use, By Region, And Segment Forecasts, 2019 - 2025”, “[t]he global cannabidiol market was valued at USD 4.6 billion in 2018 and is expected to grow at a compound annual growth rate (CAGR) of 22.2% from 2019 to 2025.” The Company operates in the cannabidiol market (which includes edibles, inhalants such as vapes, topical and sublingual products-we compete against the makers of all products other than topical products), marketing its pMDI’s as a delivery method for cannabidiols. The Company competes in the market with other pMDI makers and other producers of alternative cannabidiol delivery systems, such as oral, nasal, or topical.

CBD is driving the recent hemp boom, and that trend is expected to continue for the next several years, according to the 2021 Annual Hemp & CBD Industry Factbook, published by Hemp Industry Daily (the “Factbook”). According to the Factbook, this rise is caused by an increased acceptance of CBD as a dietary supplement as consumers are searching for products thought to boost wellness and immunity and enhance relaxation a result of COVID-19. The Factbook projects that hemp’s 2020 sales of $1.9 billion will increase to $6.9 billion in

2025, a threefold increase over five years. The Factbook also projects that U.S. sales of inhalable CBD (such as the MDI we plan to offer) will increase from $267 million in 2020 to $793 million in 2025 (an increase of 197%).

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, and certain trade secrets. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure will give us a competitive advantage in the marketplace. We plan to rely on a combination of patent, trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property. To date, we have filed three provisional patents for pharmaceutical grade CBD and CBG. These provisional patent applications have been accepted by the United States Patent and Trademark Office. The Company has instructed its patent attorneys to begin the process of converting the provisional patent applications to utility patents. In addition, the Company is preparing additional patents for submission as non-provisional patents for new isolates.

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

Our primary web properties are:

•www.nhaler.com, and

•www.rtslco.com

Patent Applications

Moving forward, we plan to file additional patent applications for other processes and manufacturing methods, provided there can be no assurance that any future patent applications will be approved or granted.

Trademarks and Copyrights

Although we have not sought copyright registration for our technology or works to date, we rely on federal or statutory common law copyright and trade secret protections in relation to our nhālerTM MDI (provided that we have removed our nhālerTM products from the market because we are preparing to file an IND with the FDA in connection therewith) and our N-PsicanTM API, as well as our RxoidTM.

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

Property, Employees and Human Capital Resources

As of the date of this Report, we have eight full-time employees in Dallas, Texas. Our CFO works remotely from Houston, Texas. We have numerous outside consultants that have exclusive agreements with us for their professional services including physicians. From November 15, 2019 to June 30, 2021, our corporate and executive offices were located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company.  Effective June 30, 2021, the Company relocated to a new office that was leased from a third party, but was previously being utilized by us solely as a laboratory, for the remaining term of the lease agreement, which expired on December 31, 2021.  Effective October 1, 2021, the Company entered into a 63-month lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas.  The base monthly rent of this space is $7,852 per month escalating annually over the lease term to $9,279 per month.  As of the date of this Report, the Company is in the process of building out this space with the intention of utilizing it as its corporate office as well as its aerosol filling laboratories and isolate manufacturing facility, beginning in the second quarter of 2022.  Pending completion of the build out of the new office and lab space in Addison, Texas, the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company, effective as of December 31, 2021.

The labs at the new facility will significantly increase our production capacity. These new labs will be constructed such that they are capable of being certified to ISO 6 and ISO 13485 specifications. We may also pursue additional warehousing capabilities. We presently use short-term storage for warehousing.

None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. In that regard, the main objective of our compensation program will be to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We plan to seek to do this by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders.

Corporate History

We were incorporated on February 22, 2013 as PowerMedChairs, a Nevada corporation. Since the time of our incorporation, and until February 2018, our plan of operation was to rebuild primarily electric/power wheelchairs in disrepair. On June 2, 2017, we changed our name to Holly Brothers Pictures, Inc. In February 2018, we ceased this business and commenced a blockchain mining business through our acquisition of Power Blockchain, LLC (“Power Blockchain”), described below. We have since ceased all electric/power wheelchair and blockchain mining operations, and no longer hold any of the prior assets associated with such businesses. No agreements or operations exist relating to our prior business operations as of the date of this Report.

On February 1, 2018, we entered into an exchange agreement pursuant to which we acquired 100% of the equity interests in Power Blockchain from the two owners of that company in exchange for the issuance of convertible notes in the aggregate principal amount of $2.2 million (none of such convertible notes remained outstanding as of December 31, 2021). Upon consummation of the exchange agreement, Power Blockchain became our wholly-owned subsidiary. This transaction resulted in the transition from the Company’s business of repairing and selling wheelchairs to a new business of mining crypto-currency. On February 14, 2018, we were granted permission from the Kingdom of Lesotho in Africa to conduct crypto-currency mining operations in that country. Shortly thereafter, we acquired and shipped a total of 70 crypto-currency miners to Lesotho in order to commence crypto-currency mining operations there. However, due to the rapidly declining economic and market conditions in that business, we were never able to commence any mining operations and suspended our mining operations in the middle of 2018 and our miners were abandoned after the Company exited the crypto-mining business.

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), entered into a sublicense agreement (the “Sublicense Agreement”) whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI has licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the “Desirick Procedure”, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any such pre-existing licensing rights), pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “EM3 Exclusive License”). Pursuant to the Sublicense Agreement the Company obtained substantially the same rights that TMDI had under the EM3 Exclusive License, as to the use of the Desirick Procedure for the manufacturing of pressured MDI’s (pMDI) containing hemp extract or hemp isolates or a combination thereof in any legal jurisdiction in consideration for 140,000,000 shares of the Company’s common stock (issued in November 2019). The Company believes that the Desirick Procedure enables the production of MDI using hemp derivatives (isolates) through a proprietary formulation process whereby the interfacial tension and miscibility of aerosol mixture components (hemp isolates, propellant, regulators, and/or solvents, if any) are determined that allow creation and disbursement of a controlled liquid droplet size for inhalation into the alveoli (the tiny air sacs of the lungs).

The term of the Sublicense Agreement was from November 15, 2019 until the expiration of the EM3 Exclusive License Agreement. Pursuant to an amendment to the EM3 Exclusive License Agreement entered into in June 2020, all improvements to the Desirick Procedure created by TMDI during the term of such agreement belonged to TMDI, in consideration for 100,000 shares of the Company’s common stock (the “First Amendment”).

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

As a result of the Settlement Agreement and the New EM3 License, we no longer owe any obligations to TMDI or EM3 (other than the $10 and other consideration already paid), and have a royalty-free, perpetual exclusive license applicable to Texas, California, Florida, and Nevada from EM3 (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any pre-existing licensing rights), to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize the Licensed IP, which enables the production of a so-called metered dose inhaler using hemp cannabinoid derivatives under the RxoidTM brand or on a white label basis.

A properly formulated and corrected manufactured MDI is a proven medical technology which is a complete replacement for vape cartridges and e-cigarettes. A cannabinoid MDI which is properly developed and manufactured delivers medication directly to a user’s blood stream through the pulmonary tract.  MDIs are generally sterile, stable, will not oxidize and have a long shelf life not affected by light or temperature. MDIs require neither heat nor batteries. MDIs are efficient devices to deliver medication to humans whether systemically or topically. The Company uses only U.S. Food and Drug Administration (FDA) listed consumables (cans, valves, actuators, and propellant) and equipment in compliance with cGMP to produce its products. The use of excipients in the manufacture of inhalants has long been held to be generally recognized as safe (GRAS). The Company currently has over a dozen proprietary blends of cannabinoids derived from hemp containing cannabidiol, CBD, CBG, cannabinol and/or proprietary terpenes (aromatic oils) which customers often use to help support many common complaints such as pain, inflammation, anxiety, sleep, exercise, recovery and allergies. These are sold under our nhᾱlerTM brand (which we have taken off the market while we prepare to file an IND), and under the product names, “chill”, “focus”, and “move”. The Company makes no claims that any of its products have any therapeutic benefits or that they treat any diseases.

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

Prior Material Acquisitions and Transactions

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

The Company paid $300,000 in cash, and issued 625,000 shares of restricted common stock to Gill and Johnson (the “Closing Shares”), and provided them the right to earn up to 16.5 million shares of Series A Preferred Stock of the Company, convertible for common stock on a one-for-one basis, subject to certain conditions.

As of the date of this Report, Gill has complied with a portion of the conditions under the Razor Jacket acquisition and the Company expects the majority of the remaining conditions will have been met by June 30, 2022, which includes the construction of a new facility and completion of patent applications. However, Mr. Johnson has, as of the date of this Report, been terminated for cause and will not receive any shares previously contingently issuable to Mr. Johnson.

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

Also in connection with the closing, Gill entered into a separate Trading Agreement dated November 16, 2020 (the “Preferred Trading Agreement”), which restricts his ability to transfer or sell any of the shares of common stock issuable upon conversion of the Series A Preferred Stock (and any other shares of Company common stock which he may obtain during the term of such agreement), until October 31, 2025, provided that between October 31, 2022, and October 31, 2025, each may sell not more than 10% of the average daily aggregate trading volume of the Company’s common stock over the preceding 30-day rolling period, subject to certain other requirements.

Subsequently, the Company hired Dr. Duane Drinkwine, Ph.D. on January 26, 2021 to oversee all laboratory operations for the Company. Dr. Drinkwine has more than 30 years of experience in the pharmaceutical industry. Most importantly, he has significant experience in isolate crystallization, and he has perfected NPC crystallization for human consumption and ultimately for use in application to the FDA. He has significant experience in compliance with cGMP practices, OSHA and EPA lab regulations, and of course, FDA new drug applications.

Dr. Drinkwine was the lead engineer in designing the crystallization equipment for Razor Jacket's isolate extraction facility prior to the acquisition of Razor Jacket’s intellectual property by the Company.

As of March 11, 2021, we have formulated a new active pharmaceutical ingredient (“API”) for our MDI that we believe substantially reduces, or in most cases, completely eliminates any irritation of the nose, throat, larynx or bronchial tubes of the lungs. Irritation by inhalation of CBD has been identified as a primary problem of MDI by industry participants and the FDA. We plan to explore patenting this new API moving forward.

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

2 The Company does not presently have any plans to process hemp for the production of any THC. Although the Company acquired proprietary rights to the methodologies to manufacture THC from Razor Jacket, this is not part of its business model.

The Investor Warrants, which are evidenced by a Common Stock Purchase Warrant (the “Warrant Agreement”), have an exercise price of $0.40 per share, and may be exercised at any time from the grant date of the Investor Warrants until August 3, 2026. The total number of shares of common stock issuable upon exercise of the warrants equals 100% of the total initial shares of common stock issuable upon conversion of the Debenture. The Investor Warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement registering the shares of common stock issuable upon exercise thereof, is not effective with the Securities and Exchange Commission. The exercise of the Investor Warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder thereof. The Investor Warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the Investor Warrants, subject to certain customary exceptions and the sale of up to $1.5 million in private transactions (of which approximately $1.0 million is currently available), the exercise price of the Investor Warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such Investor Warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders.

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

On January 28, 2022, we entered into a Securities Purchase Agreement (the “Suggs Purchase Agreement”), with J. Scott Suggs, a member of our Board of Directors (“Suggs”), pursuant to which the Company agreed to sell, and Suggs agreed to purchase, a Promissory Note (the “Suggs Note”).

The Suggs Note was purchased for, and has an initial face amount of, $400,000. The Suggs Note accrues interest at 18% per annum, compounded monthly (at the end of each month), until the earlier of (i) January 26, 2023 (the “Maturity Date”) or (ii) ten days from the date that the Company’s common stock is listed on a national exchange and that the Company receives funding under any underwritten offering in connection therewith (the “Pre-Payment Date”), when all accrued interest and outstanding principal under the Suggs Note is required to be paid in a single lump sum. If the Pre-Payment Date occurs prior to the Maturity Date, the Company will be required to pay a prepayment penalty equal to the outstanding principal balance of the Suggs Note multiplied by 25.44% ($101,760), less the amount of total accrued interest owed under the Suggs Note as of the Pre-Payment Date (the “Pre-Payment Penalty”). No Pre-Payment Penalty will be due if the Suggs Note is repaid on the Maturity Date, provided the Pre-Payment Date has not previously occurred. Other than on the Pre-Payment Date, the Company has no right to accelerate payments or prepay the Suggs Note, except with the prior written approval of Suggs.

The Suggs Note is unsecured. So long as the Company has any obligation under the Suggs Note, the Company is prohibited from selling, leasing or otherwise disposing of any significant portion of its assets outside the ordinary course of business without the prior written consent of the holder of the Suggs Note.

The Suggs Note contains certain customary events of default, including failure to pay amounts due under the Suggs Note (subject to a five day cure period); breach of the Company’s covenants under the Suggs Note, subject to a 20 day cure period; breach of the representations and warranties of the Company; the occurrence of certain bankruptcy related events; the delisting of the Company’s common stock from a national securities exchange or the OTC Markets; failure to comply with the requirements of the Exchange Act; dissolution, liquidation, cessation of operations; certain financial statement restatements; replacement of the Company’s transfer agent; and certain cross-defaults of other agreements entered into with Suggs. Upon the occurrence of an event of default under the Suggs Note, the Suggs Note becomes immediately due and payable and we are required to pay Suggs the principal, accrued interest, Pre-Payment Penalty, and default interest due under the Suggs Note. If such default amount is not paid within five business days of written notice thereof from Suggs, Suggs can convert the amount due to Suggs into common stock of the Company as discussed below.

Upon an event of default under the Suggs Note, the amounts due to the holder of the Suggs Note may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price equal to the greater of (a) $0.000075 per share (subject to equitable adjustment for stock splits and stock dividends); and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion (the “Variable Conversion Rate”). We agreed to reserve six times the number of shares of common stock then issuable upon conversion of the Suggs Note, initially equal to a total of 10,813,793 shares of common stock. If we fail to deliver shares of common stock to the holder of the Suggs Note upon the conversion thereof within three business days, we agreed to pay the holder $2,000 per day in cash, to the extent such failure is not the result of a third party. The conversion of the Suggs Note is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock.

The closing of the transactions contemplated by the Suggs Purchase Agreement, including the sale of the Suggs Note, occurred on January 28, 2022.

The Suggs Purchase Agreement included standard and customary representations of the parties; and included certain positive and negative covenants (including obligations to indemnify Suggs in certain cases upon breach thereof), which included the requirement that we use the funds raised through the sale of the Suggs Note only for working capital, and that we reimburse $3,750 of Suggs’ attorney’s fees.

On March 8, 2022, we entered into a Securities Purchase Agreement with an institutional investor, Red Road Holdings Corporation (“Red Road”), and issued a Promissory Note payable to Red Road (the “Red Road Note”) in order to fund short-term working capital needs in the amount of $197,000. This note has a maturity of one year and has substantially the same payment and default provisions as the Suggs Note, except that we are required to make monthly principal and interest payments of $21,276, beginning on May 1, 2022.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company has recently adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently licensed from a third party. This strategy includes typical pharmaceutical type marketing efforts (e.g., marketing directly to doctors) that has been shown to work with traditional drug product type sales, versus novelty type sales, which currently include cannabidiols. We are planning on moving away from traditional internet sales and marketing and believe this transition will benefit the Company going forward. COVID-19 resulted in the Company being forced to temporarily suspend its marketing plans as the Company was not able to travel to meet with doctors directly, which COVID-19 restrictions have been eliminated and which marketing plans the Company resumed during the second half of 2021. Moving forward, the range of possible impacts on the Company’s business in the event the coronavirus pandemic continues to include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company’s sales have not been materially affected by the pandemic (as the Company has had only limited sales to date), and it believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

Through the date of this Report, we have been able to successfully support our operations with our cash on hand, through equity sales (which have to date been completed through private offerings), and debt borrowings. Moving forward we believe we will need to raise additional funding to support our operations which funding we anticipate being available through the sale of securities which may be accomplished through public and/or private offerings or debt, similar to our recently completed sale of a convertible debenture and convertible notes, as discussed below. We also continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic. Additionally, we anticipate requiring further funds in the future to grow our operations and produce additional product lines, which funds we anticipate raising through future equity offerings, and if necessary, debt.

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

Notwithstanding the above, on December 20, 2018, the Farm Bill went into effect, which regulates agricultural programs ranging from income support to rural development. The Farm Bill also legalized hemp cultivation and declassified hemp as a Schedule I controlled substance. The Farm Bill defines “hemp” as any part or derivative of the cannabis sativa L. plant containing less than 0.3 percent THC by weight. This definition includes hemp plants that produce the concentrated liquid extract known as cannabidiol (or CBD) oil. CBD oil is currently legal in a significant number of states and has gained market acceptance as a wellness and anti-inflammation product.

Subsequent to the passage of the Farm Bill, the FDA made clear that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate hemp products under the FFDCA as well as other federal statutes. Therefore, any hemp product marketed with a claim of therapeutic benefit, regardless of whether it is hemp-derived, must be approved by the FDA before it can be sold.

Separately, various states have recently begun changing their laws to allow for hemp-related activities in compliance with such new state laws, which nonetheless still violate the CSA, which makes cannabis use and possession illegal as discussed above. To our knowledge, as of the date of this Report, approximately 47 states have changed their laws to permit the use of CBD for all purposes, for medical purposes and/or for certain restricted uses provided that to our knowledge, CBD is still illegal in Idaho, Iowa, and South Dakota, and is restricted for use in certain other states.

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing hemp extracts including, but not limited to, cannabidiol under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019. The Company has obtained a license under Texas House Bill 1325 for Consumable Hemp Products (License Number 176). A Consumable Hemp Product License is required if: consumable hemp products (like the Company’s products) are manufactured. Manufacturing includes the following activities: preparing, compounding, processing, packaging, repackaging, labeling and relabeling. The Company’s Consumable Hemp Product License expires (subject to renewals granted by the State of Texas; which we have no reason to believe will not be approved) on March 31, 2022.

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

Presently there are quota restrictions on global warming gas including our primary pharmaceutical propellant HFA-134a. This could raise the price we pay for this propellant or eventually make it unavailable. We presently do not expect to be impacted by this at our current level of anticipated production in the next two years. Regardless, if we receive FDA approval of our MDI device as a medical product, which may not be approved, we will be exempt from this quota restriction and US allowed production of HFA-134a is very large for the medical space. Further, the FDA is working with the industry to approve new propellants that do not contribute to the potential of global warming. We have taken steps to secure these new propellants and will be working to revise our formulations to work with these propellants, as necessary. Finally, we believe our isolates will also work in dry powder inhalers which require no propellant. We have just initiated these investigations.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov. Our SEC filings are also available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors” “SEC Filings” page of our website at https://www.rtslco.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is https://www.rtslco.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in this “Risk Factors” section below. These risks include, but are not limited to, the following:

•Our history of operating losses and limited operating history;

•Our need for significant additional financing to grow and expand our operations, the availability and terms of such financing, and potential dilution which may be caused by such financing, if obtained through the sale of equity or convertible securities;

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

•Dependence on current management;

•We could be subject to hackers or ransomware.

•Certain anti-dilution rights associated with outstanding warrants;

•The lack of a market for our securities and the volatility in the trading prices thereof caused thereby;

•The concentrated ownership of our common stock;

•Dilution caused by convertible securities and certain anti-dilution rights associated therewith;

•The sale of our MDI and CBD (isolate, oral sprays or other products using our CBD) are regulated by the FDA. At any time the FDA could pronounce rules that could lead to our products being removed from the market;

•Our products are currently legal under Texas law; however, Texas could move to regulate our products at any time; and

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

We are subject to risks in connection with FDA Regulations.

Our MDI parts and CBD are all regulated by the FDA. Prior to the removal of our MDI from the marketplace to pursue FDA approval for our MDI containing CBD, we sold our products to the public under what is commonly termed “safe harbor” provisions. These provisions essentially state that although CBD is a regulated drug under FDA rules, companies can sell to the public if they do not make any therapeutic claims and do not sell an adulterated or toxic product. We will continue to sell CBD products to the marketplace under this safe harbor provision; however, we will not sell a metered dose product to deliver CBD to the lungs as we are seeking FDA approval to sell this product only on an OTC or prescription bases. Regardless, at any time, the FDA could change its position and seek to remove all CBD products from the US marketplace for all manufacturers. Based upon the stated legislative intent of the 2018 Farm Bill, our lobbyist’ advise, pending legislation in the US Congress, and on statements posted by the FDA on www.fda.gov, the Company does not expect this to happen.

Our planned FDA Investigative New Drug Application (IND) is subject to risks.

The Company made the decision to seek approval from the FDA under what is known as an Investigative New Drug Application for its MDI containing only CBD. Although the Company is making best efforts to achieve success of an FDA approval, there is no assurances the FDA will ever approve any new drug application including our MDI containing CBD. The IND application is a process to seek FDA approval of a drug for treatment of newly discovered therapeutic applications. This is a time-consuming expensive process. There is no firm timeline for how long this may take and there is no guarantee the Company will be able to meet the long-term cost of yet unknown FDA requirements. The Company has not yet filed an IND or met with the FDA regarding such planned IND. Further, there is no guarantee that at any time in the IND process the FDA will refuse to approve the application for any purpose or even allow further testing on humans. In short, the FDA could order us to stop testing at any time and to never sell the product to the public again.

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.

We are not profitable and have incurred an accumulated deficit of $8,521,423 since our inception. Our revenues from sales on a trial basis for the years ended December 31, 2021 and the nine months ended December 31, 2020, were $534 compared to $130,916, consisting mostly of two large wholesale orders, in the nine months ended December 31, 2020. Revenues from sales of the Company’s inhaler products, under both trial sales channels, are expected to gradually increase in the future, once the current trial period ends. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in pursuing the business of bitcoin mining and digital currency and were not successful in that business.  In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has licensed for its use. We have yet to commence profitable operations in that business and have generated only minimal revenues in connection with such new business strategy; therefore, the Company is continuing to incur operating losses. We may not generate significant revenues in the future, may not be able to sustain our operations with the revenue that we generate in the future, and even if we achieve profitability, we may not be able to sustain profitability in subsequent periods.

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

We anticipate requiring further funds in the future to grow our operations and produce additional product lines. The sources of additional capital are expected to be from sales of our securities including equity, equity linked and convertible debt and potentially notes payable.  Any future sales of our securities will result in dilution to existing shareholders.  Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future, on favorable terms, if at all, to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our securities decreasing in value or becoming worthless.  Additional financing may not be available to us on terms that are acceptable.  Consequently, we may not be able to proceed with our intended business plans.  Obtaining additional financing contains risks, including:

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements for the nine months ended December 31, 2020 and the year ended December 31, 2021, that includes an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

The current outbreak of the novel coronavirus, or COVID-19, which has been declared by the World Health Organization (WHO) to be a “pandemic”, has spread across the globe and is impacting worldwide economic activity. COVID-19 has severely restricted the level of economic activity around the world.  A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities.  The governments of many countries, states, cities and other geographic regions have taken such preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes.  Temporary closures of businesses have previously been ordered and numerous other businesses have been forced to temporarily close. Such actions have created a disruption in global supply chains, and adversely impacted many industries. To date, the only effect of the pandemic on our operations, which have been fairly minor, is that the pandemic prevented us from traveling to making sales calls on our primary client groups of physicians and other health and wellness providers, which has delayed our marketing plans. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could affect the future sales of our products, which have been minimal to date.

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

There is a possibility that COVID-19 will negatively affect our results of operations. If Government-mandated closures continue or increase, we may be unable to market our product as planned, which could negatively affect our revenues, growth and ability to raise capital. The global impact of COVID-19 continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

Even after the pandemic subsides, our business could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a decline in discretionary spending.

Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises.  Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults.  Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing.  If increased levels of volatility in the business community continue including, but not limited to, short supplies of raw materials, shipping prices, or restrictions on propellants which contain propellant grade HFC 134a/P (“HFC”). Presently, the EPA has issued public notice regarding this, but no apparent action has occurred. See EPA-HQ-OAR-2021-0669; FRL-9116-01-OAR: Phasedown of Hydrofluorocarbons: Notice of 2022 Allowance Allocations for Production and Consumption of Regulated Substances under the American Innovation and Manufacturing Act of 2020, or if there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our securities.

The long-term health impacts associated with use of hemp derivative products are unknown.

Although there is a long history of human consumption of hemp, there is little in the way of studies on the long-term effects of hemp products use on human health. As such, there are inherent risks associated with using the Company’s hemp products. Previously unknown or unforeseeable adverse reactions arising from human consumption of hemp products may occur and consumers should consume hemp products at their own risk or in accordance with the direction of a health care practitioner. Such adverse reactions could lead to litigation involving the Company, and the Company could ultimately face significant damages and liability in certain cases in connection with such litigation and/or may have to expend significant resources defending itself against claims associated with its products and/or the health effects thereof.

Our products may be subject to recalls for a variety of reasons.

Manufacturers and distributors of products, such as those of the Company, are sometimes subject to recall or return orders for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant number of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. Additionally, if any of the products produced by us were subject to recall, the reputation and goodwill of that product and/or us could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Furthermore, any product recall affecting the hemp industry more broadly could lead consumers to lose confidence in the safety and security of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Company believes it is possible that large, well-funded businesses may have a strong economic opposition to the hemp industry. The hemp industry could face a material threat from the pharmaceutical industry, should hemp cannabinoids displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that has greater funding than the hemp industry. Any inroads the pharmaceutical industry could make in halting or impeding the hemp industry would harm our business, prospects, results of operation and financial condition.

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

As a result of recent and ongoing regulatory and policy changes in the hemp industry, the market data available is limited and unreliable. Until the passage of the 2018 Farm bill, hemp manufacturing was illegal at the Federal level which prevented market research.  Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this Report.

Hemp companies are subject to recent SEC investor fraud alerts and have been under greater scrutiny by the SEC than companies in other industries.

The SEC has issued an investor alert cautioning investors that scam artists often exploit “hot” industries to trick investors, including by making false promises of high returns with low risks, and that the SEC regularly receives complaints about marijuana-related investments. Consequently, such companies and offerings are often subject to heightened regulatory scrutiny. In the United States, regulators in various states have requested additional information on hemp company financings and in some cases have issued subpoenas for additional information. Due to these concerns, the Company may face more scrutiny than it would if the Company was in another industry, and may become subject to proceedings, fines, and penalties in the future.

We may be unable to obtain our cleanroom ISO levels, which may lead to contamination of our products.

Our planned filling facility or MDI laboratory and isolate production lab is expected to be certified to ISO 13485 standards for manufacturing of medical devices. This standard is one that FDA approved products are commonly manufactured in and allows us to formulate and manufacture our products in a sterile environment. In the event we fail to maintain certain cleanroom or GMP standards, we may be unable to prevent contaminants from being introduced into our mixing or filling processes. Such contaminants may cause our products to be adulterated, which would be a violation of food and drug safety requirements for purity, and which in turn could cause an adverse reaction in end users of our products, which could result in claims for damages and product safety, fines, damages, losses, and a negative effect on our brand name, any one of which could cause the value of our securities to decrease.

We are dependent upon our current management, who may have conflicts of interest.

We are dependent upon the efforts of our current management. The majority of our officers and directors have duties and affiliations with other companies, Such involvement of our officers and directors in other businesses may therefore present a conflict of interest regarding decisions they make for the Company or with respect to the amount of time available for the Company. The loss of any of our officers or directors and, in particular, Mr. Donal R. Schmidt, Jr., our Chief Executive Officer, or Mr. D. Hughes Watler, Jr., our Chief Financial Officer, could have a materially adverse effect upon our business and future prospects. We do not have key man life insurance upon the life of any of our officers or directors.

We could be subject to hackers or ransomware.

We work with sensitive pharmaceutical information including, but not limited to, trade secrets, pending patents and potentially patentable intellectual property rights. This makes us a potential target for hackers and malware or ransom ware. We employee the most up to date practices we can afford to account for this type of risk. We maintain two (2) outside consultants to regularly review and monitor our systems. With respect to online sales, we rely on large vendors to provide security as most organizations due. We have special corporate rules for management of our IP as it is developed and transmitted to our attorneys in the patent areas including not being connect to the internet.

Risks Related to Our Financial Statements

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported in this Report, we have determined that our disclosure controls and procedures and our internal control over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, as of December 31, 2021, and continue to be ineffective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, and determined that such internal control over financial reporting was not effective as a result of such assessment; and further have not been effective since prior to March 31, 2020.

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

Regulatory, Licensing and Related Risks

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated and are subject to various laws, regulations and guidelines by governmental authorities (including, in the U.S., the Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), Drug Enforcement Administration (DEA) and the Federal Trade Commission (FTC) and analogous state agencies, including, but not limited to, the Texas Department of State Health Services), relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of hemp-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Our products are not approved by the FDA or under the Federal Food Drug and Cosmetics Act (FFDCA), or the state of Texas (or any other state). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

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

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing CBD under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019 and we were recently granted a Consumable Hemp Product license. While the Company believes that it meets all known requirements of a license for manufacture of legal hemp products, there is no guarantee that the State of Texas will renew the license and/or will not revoke such license, and if either of those events occur, the Company may be forced to move its operations to another state or curtail its operations altogether. The cost of moving its operations and/or penalties or fines in connection with its failure to obtain a license, may have a material adverse effect on the Company’s results of operations and the value of its securities.

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

On February 9, 2021, EM3 provided us a royalty-free, perpetual license (unless terminated by the Company) to use the Desirick Procedure or any derivation thereof and its application and use, including, but not limited to, related consumables (cans, valves, and actuators), filling equipment for pMDIs, and/or plastic testing vials and training, support or maintenance thereon of any combination thereof, and all intellectual property of EM3 relating to the foregoing, on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any such pre-existing licensing rights), and on a non-exclusive basis throughout the rest of the world, in consideration for $10. As such, while our license is exclusive in the four states described above, such license is subject to pre-existing license rights which existed as of February 9, 2021, and is non-exclusive in every other state and throughout the world. Consequently, competitors could compete against us in other states, and throughout the rest of the world using the licensed intellectual property, or may already have license rights to the intellectual property in those four states, which remain valid under the terms of the February 9, 2021 license. As a result, we may face competition for our products and future products using the licensed intellectual property and may have no remedy to prevent such competition pursuant to the terms of the license.

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

While the Company’s MDIs are made using FDA listed cans, valves, actuators, propellant and excipients, the Company’s products have not been approved by the FDA-provided that no approval for such products has been sought. To date the Company is only aware of one hemp or CBD product which is FDA approved. The Company and (to the Company’s knowledge) the entire CBD marketplace sells products under the “no enforcement position” of the FDA, which has not been codified (as discussed in greater detail below under “Item 1. Business-Description of Business-Regulation“). The lack of FDA approval may prevent market acceptance of our products, result in liability from consumers, or potentially result in liability from the FDA in the future, any one of which could have a material adverse effect on our results of operations.

The propellants we use in our products contain greenhouse gases and may be subject to future restrictions or limitations on use.

The propellants we use in our products contain greenhouse gases. The U.S. government, under President Biden, has initiated a renewed push to reduce the use of greenhouse gases, which have been found to have an impact on global climate. In the event the specific propellants we use in our products are restricted, limited, or phased out, or it becomes more expensive for us to obtain such propellants in the future, our expenses may increase and we may be forced to reformulate our products to use different propellants, which may be costly and/or time consuming, or may produce inferior products. Any of the above may cause the value of our securities to decline and may have an adverse effect on our revenues and results of operations.

Because we manufacture and sell CBD products, it is possible that, in the future, we may have difficulty accessing the service of banks.

While industrial hemp cultivation was legalized by the 2018 Farm Bill, the FDA is choosing to regulate certain hemp products, including CBD. It is possible that the circumstances surrounding the FDA’s handling of CBD-related issues could cause us to have difficulty securing services from banks, in the future.

The FDA limits the ability to discuss the medical benefits of CBD.

Under FDA rules it is illegal for companies to make “health claims” or claim that a product has a specific medical benefit, without first getting FDA approval for such claim. The FDA has not recognized any medical benefits derived from CBD, which means that the Company is not legally permitted to advertise any potential health claims related to its CBD products. Because of the perception among many consumers that CBD is a health/medicinal product, the Company’s inability to make such health claims about its CBD products, may limit the Company’s ability to market and sell its product to consumers, which would negatively impact the Company’s revenues and profits.

Patent risks

There is no way to predict if our patents that are pending will be approved or will be enforceable or that we will have the financial capacity to enforce them in the future. In addition, patents are costly and may not ever have a commercial market.

Risks Relating to Our Securities

There is no guarantee that our application to list our common stock and warrants on the Nasdaq Capital Market will be approved, and if our common stock and warrants are listed on the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the Nasdaq Capital Market’s continued listing standards.

We have applied to list our common stock and certain warrants we plan to sell as part of a registered offering on the Nasdaq Capital Market under the symbols “ RTSL “ and “ RTSL WS “, respectively. There can be no assurance that the Nasdaq Capital Market will approve our application for the listing of our common stock and warrants. The approval process for the listing of our shares and the warrants on the Nasdaq Capital Market, or any other exchange, involves factors beyond our control.

Assuming that our common stock and warrants are listed, and assuming the consummation of our contemplated public offering, there can still be no assurance that any broker will be interested in trading our securities. Therefore, it may be difficult to sell your shares of common stock (or warrants) if you desire or need to sell them. Our underwriters in our public offering are not obligated to make a market in our securities, and even if they do make a market, they can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

If our common stock and warrants are approved for listing on the Nasdaq Capital Market, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying the Nasdaq Capital Market’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from the Nasdaq Capital Market.

The absence of such a listing may adversely affect the acceptance of our common stock and warrants as currency or the value accorded by other parties. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and warrants and the ability of our stockholders to sell our common stock and warrants in the secondary market. If our common stock and/or warrants are delisted by the Nasdaq Capital Market, our common stock and/or warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock and/or warrants are delisted from the Nasdaq Capital Market in the future, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions.

We will need to raise additional funds to expand our operations or finance acquisitions by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common stock. Our amended articles of incorporation authorize us to issue up to 750,000,000 shares of common stock and up to 100,000,000 shares of “blank check” preferred stock, of which 16,500,000 shares are designated as Series A Convertible Preferred Stock. Future issuances of common stock or of certain types of preferred stock could reduce your influence over matters on which stockholders vote and/or dilute the voting power  if your stock, and could be dilutive to earnings per share.

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

As of the date of this filing, we owe approximately $1,941,176 under the Debenture. We do not have sufficient funds to repay such Debenture which is due May 1, 2022, and if we are unable to raise additional funds in the future to repay such amount, which may not be available on favorable terms, if at all, or such amount does not convert into shares of common stock upon the closing of a future uplisting of our common stock, such failure could have a material adverse effect on our financial condition or results of operations and cause any investment in the Company to decline in value or become worthless.

Certain warrants we have granted include anti-dilutive rights

Warrants to purchase 5,095,587 shares of common stock which we granted in August 2021 which have an exercise price of $0.40 per share, have anti-dilution rights. Specifically, if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the warrants, subject to certain customary exceptions and the sale of up to $1.0 million in private transactions, (of which approximately $1.0 million is currently available) the exercise price of the warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders. The warrants are exercisable until August 2026.

Shares issuable upon the conversion of convertible notes may substantially increase the number of shares available for sale in the public market and depress the price of our common stock.

As of the date of this Report, we owed approximately $2,115,000 under various convertible promissory notes. The conversion prices of the convertible notes initially vary between $0.05 per share and $0.40 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. We also owe approximately $597,000 under various “contingently” convertible promissory notes which are convertible into our common stock, only upon default of such securities, at a conversion price equal to the greater of (a) $0.000075 per share (subject to equitable adjustment for stock splits and stock dividends); and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline. As of December 31, 2021, notes in the amount of $174,685, plus accrued interest in the amount of $38,685, remain outstanding and are available to be subsequently converted into 4,2687,360 shares of common stock, subject to the ownership limitations set forth therein.

To the extent that the holders of any of the foregoing notes elect to convert them into shares of common stock, there will be substantial dilution to existing stockholders.

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

Certain of our outstanding convertible notes include restrictions on future activities.

So long as the Company has any obligation under the January 2022 Note or Suggs Note, the Company is prohibited from selling, leasing or otherwise disposing of any significant portion of its assets outside the ordinary course of business without the prior written consent of the holders of such notes. Such restrictions may prevent the Company from raising funds through the sale of assets and/or result in the default of certain of the Company’s outstanding obligations, which could have a material adverse effect on the Company’s results of operations and the value of its securities.

The concentration of our common stock ownership by our current management will limit your ability to influence corporate matters.

Our directors and executive officers beneficially own and are able to vote in the aggregate 26.5% of our outstanding common stock, provided that our directors, executive officers and certain employees together can vote over 50% of our outstanding common stock.  As such, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock.  This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial.  In addition, such concentrated control could discourage others from initiating changes of control.  In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada corporate law could discourage a takeover that stockholders may consider favorable.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 100,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, if issued, and the shares of common stock issuable upon conversion thereof, will cause significant dilution to existing stockholders.

Pursuant to certain contractual obligations, we have agreed to issue up to 8.25 million shares of Series A Preferred Stock, 2 million shares of Series B Preferred Stock and 8.5 million shares of Series C Preferred Stock. Each of such shares of preferred stock, if earned, allow the holders thereof the right to, or in the case of the Series B and Series C Preferred Stock, provided for the automatic conversion thereof into, common stock on a one-for-one basis, on the second anniversary of the agreement pursuant to which they are contingently issuable. In the event shares of Series B Preferred Stock and/or Series C Preferred Stock are earned and converted into common stock, such conversions of preferred stock will create significant dilution to existing stockholders.

In addition, the common stock issuable upon conversion of the Series A, B and C Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. In the event of such overhang, the Series A, B and C Preferred Stock will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

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

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets.  We currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors. The trading price of our common stock and warrants is likely to continue to be volatile. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

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

In recent years, the stock market in general has experienced extreme price fluctuations that have sometimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may be volatile.

The market price of our common stock will likely be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Trading on the OTC Markets is volatile, illiquid and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock.

Our common stock is quoted on the OTC Pink Market tier of the OTC Markets. We have applied to list our common stock on The NASDAQ Capital Market, however, such application has not been approved to date, and we do not currently meet the listing requirements of the Nasdaq Capital Market. As such, that listing is not guaranteed, and we may never be able to list our common stock on NASDAQ or the NYSE American. If such listing is not approved, our common stock will continue to be quoted on the OTC Pink Market. Trading in securities quoted on the OTC Markets, such as our common stock, is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock. Over the past 52 weeks our common stock has been subject to significant swings in trading prices, and has traded between a low of $0.14 to a high of $0.715. We expect the trading prices of our common stock to continue to be highly illiquid, sporadic and volatile in the future.

We will incur significant costs to ensure compliance with U.S. and Nasdaq Capital Market reporting and corporate governance requirements, in the event our common stock and certain warrants are approved for listing on the Nasdaq Capital Market.

We will incur significant costs associated with our public company reporting requirements and with applicable U.S. and Nasdaq Capital Market corporate governance requirements (assuming our common stock and certain warrants are approved for listing on the Nasdaq Capital Market, of which there can be no assurance), including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and the Nasdaq Capital Market. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

In the event our common stock and certain warrants are approved for listing on the Nasdaq Capital Market, we will need to meet certain continued listing requirements in order to not have our common stock and warrants delisted from such markets.

We have filed an application to list our common stock and certain warrants on the Nasdaq Capital Market. Such application has not yet been approved and any future uplisting will be subject to various conditions which may not be met on a timely basis, if at all, including completion of a planned underwritten offering and the trading of our common stock at above $4.00 per share for at least 30 of 60 trading days.

If our common stock and certain warrants are approved for listing on the Nasdaq Capital Market, but we fail to timely comply with the applicable requirements of the Nasdaq Capital Market, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements below, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the applicable market. Among the conditions required for continued listing on the Nasdaq Capital Market are maintaining $2.5 million in stockholders’ equity, or a market value of listed securities of $35 million, or net income from continuing operations in the last fiscal year or two of the last three fiscal years of $500,000, having majority independent directors, having an audit committee of at least three members, and maintaining a stock price over $1.00 per share, among other requirements. Delisting from the Nasdaq Capital Market could make trading our common stock and warrants more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and warrants and the ability of our stockholders to sell our common stock and warrants in the secondary market. If our common stock and warrants are delisted by the Nasdaq Capital Market , our common stock and warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market or OTC Pink Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock and warrants. In the event our common stock and warrants are delisted from the Nasdaq Capital Market, we may not be able to list our common stock and warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

Our common stock is considered a “penny stock” under SEC rules and it may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While our common stock will not be considered “penny stock” in the event it is listed on the Nasdaq Capital Market, if we are unable to list our common stock on the Nasdaq Capital Market or unable to maintain that listing, unless we maintain a per-share price above $5.00, our common stock will continue to be a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•If a “penny stock” is sold to the investor in violation of the requirements listed above, or other Federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due to, among other reasons, the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

Risks Related to the Planned Reverse Stock Split

Effective on January 11, 2022, the Company’s majority shareholders voted 51.4% of the outstanding shares of the Company’s common stock, pursuant to a written consent in lieu of a special meeting of shareholders, to approve, among other things, the grant of discretionary authority for the Company’s Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-two and one-for-fifty, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) December 31, 2022; and (b) the date of the Company’s 2022 annual meeting of shareholders.

The Company filed a Definitive Information Statement on Schedule 14C in connection with the shareholder approval described above with the SEC on January 14, 2022, and subsequently mailed notice of such Information Statement to the Company’s shareholders. Pursuant to the rules of the SEC (and specifically Section 14(c) of the Exchange Act), the actions approved by the majority shareholders could not become effective any earlier than forty days after notice of the availability of the Information Statement was first sent to shareholders, which date was on or around February 28, 2022.

On March 4, 2022, the Board of Directors approved a 1-for-25 reverse stock split of the Company’s outstanding common stock, pursuant to the Shareholder Authority.

Notwithstanding such Board of Directors approval, the reverse stock split is subject to approval thereof by Financial Industry Regulatory Authority, Inc. (FINRA), which approval has not been received yet, may not be received on a timely basis, if all. The Board of Directors approved the reverse stock split in an effort to increase the trading price of the Company’s common stock to a level sufficient to allow an uplisting of the Company’s common stock on the Nasdaq Capital Market.

We anticipate effecting a reverse stock split of our outstanding common stock in the future.

We expect that the reverse stock split will increase the market price of our common stock while our stock is trading and enable us to meet the minimum market price requirement of the listing rules of the Nasdaq Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the reverse stock split will not increase sufficiently for us to be in compliance with the minimum market price requirement of the Nasdaq Capital Market, or if it does, that such price will be sustained. If we are unable to meet the minimum market price requirement, we may be unable to list our shares on the Nasdaq Capital Market.

Even if the market price of our common stock increases sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on the Nasdaq Capital Market or maintain a listing of our common stock on the Nasdaq Capital Market. Our failure to meet these requirements may result in our common stock being unable to be listed on the Nasdaq Capital Market.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

The reverse stock split may not increase our stock price over the long-term.

The principal purpose of the reverse stock split is to increase the per-share market price of our common stock. It cannot be assured, however, that the reverse stock split will accomplish this objective for any meaningful period. While it is expected that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of the Company’s common stock, it cannot be assured that the reverse stock split will increase the market price of our common stock by a multiple of the proposed reverse stock split ratio, or result in any permanent or sustained increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success. Thus, while our stock price might meet the initial and continued listing requirements for The Nasdaq Capital Market initially, it cannot be assured that it will continue to do so.

General Risk Factors

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

Our common stock may continue to be followed by only a limited number of analysts and there may continue to be a limited number of institutions acting as market makers for our common stock.

For the foreseeable future, our common stock is unlikely to be followed by a significant number of market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

From November 15, 2019 to June 30, 2021, our corporate and executive offices were located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company.  Effective June 30, 2021, the Company relocated to a new office that was leased from a third party, but was previously being utilized by us solely as a laboratory, for the remaining term of the lease agreement, which expired on December 31, 2021.

Effective October 1, 2021, the Company entered into a Commercial Lease Agreement with Triple D Rosegate, LLC to lease 8,566 square feet of commercial office building space located in Addison, Texas, at 4139 Centurion Way Suite 400 Addison, Texas 75001.  The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026.  Rent payable under the lease is as follows:

Dates	Monthly Base Rent
From October 1, 2021 to December 31, 2021	$1.00
From January 1, 2022 to December 31, 2022	$7,852
From January 1, 2023 to December 31, 2023	$8,209
From January 1 2024 to December 31, 2024	$8,566
From January 1, 2025 to December 31, 2025	$8,923
From January 1, 2026 to December 31,2026	$9,280

We paid a $9,280 security deposit in connection with our entry into the lease. We also agreed to pay our portion of the expenses of the property, including real estate taxes, insurance premiums and common area maintenance expenses, including our pro Rata Share of all costs of compliance with laws, ownership, maintenance, repairs, replacements, and operation of the property.

The Company’s obligations under the lease are guaranteed by Sean Berrier, the Senior Vice President (a non-executive officer position) of the Company and a significant shareholder of the Company.

The lease contains customary indemnification and termination provisions. In addition, the lease contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The lease also contains remedies for such events of default, including the landlord’s right to cure a default (together with our requirement to pay 12% interest in connection therewith), the right to terminate the lease, and other remedies customary for this type of transaction.

We have two 60 month extension options under the lease, on the same terms as the original term, but increases for market rent.

As of the date of this Report, the Company is in the process of building out this space with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the first or second quarter of 2022.  This work is approximately 60% complete. The facility should be available for occupancy in the third quarter of 2022, depending on factors beyond the Company’s control including approval by the City of Addison, Texas for commercial occupancy. The actual lab portion has been manufactured and is being prepared for shipment to Dallas, Texas, as of the date of this Report. The lab portion will be assembled by third-party vendors once HVAC and fire suppression construction are completed. The lab will be stored on site in its shipping containers until ready to assemble.

Pending completion of the build out of the new office and lab space in Addison, Texas, the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company, effective as of December 31, 2021.

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

Fiscal Year Ended March 31, 2019

	High		Low
Fiscal Quarter Ended:
June 30, 2018	$	*	$	*
September 30, 2018		$0.67		$0.40
December 31, 2018	$	*	$	*
March 31, 2019	$	*	$	*

Fiscal Year Ended March 31, 2020

	High	Low
Fiscal Quarter Ended:
June 30, 2019	$0.40	$0.35
September 30, 2019	$0.35	$0.30
December 31, 2019	$1.20	$0.30
March 31, 2020	$0.74	$0.28

Nine Month Transition Period Ended December 31, 2020

	High	Low
Fiscal Quarter Ended:
June 30, 2020	$1.50	$0.21
September 30, 2020	$2.00	$0.35
December 31, 2020	$1.28	$0.65

Fiscal Year Ended December 31, 2021

	High	Low
Fiscal Quarter Ended:
March 31, 2021	$0.85	$0.31
June 30, 2021	$0.67	$0.31
September 30, 2021	$0.65	$0.14
December 31, 2021	$0.50	$0.18

* No reported trades during the applicable quarter.

The volume of shares traded on the OTC Pink Market was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Holders

As of March 14, 2022, there were approximately 130 holders of record of our common stock.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Additionally, we are precluded from making any dividend payments at the present time under the terms of our Debenture, described in greater detail above under “Item 1. Business-Prior Material Acquisitions and Transactions“.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2021 and from the period from January 1, 2022 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as discussed below:

On February 11, 2022, the Company entered into an asset purchase agreement with two individuals pursuant to which the Company acquired certain lab and other equipment in consideration for 100,000 restricted shares of common stock and $52,000 (reduced pro rata for the value of any non-operative equipment).

The issuances described above were exempt from registration pursuant to Section 4(a)(2) or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Capital Stock

The following information describes our common stock and preferred stock, as well as certain provisions of our Amended and Restated Articles of Incorporation and Bylaws. This description is only a summary. You should also refer to our Amended and Restated Articles of Incorporation and Bylaws.

General

Our authorized capital stock consists of 750,000,000 shares of common stock with a $0.001 par value per share, and 100,000,000 shares of Preferred Stock with a $0.001 par value per share. Our Board of Directors may establish the rights and preferences of the Preferred Stock from time to time.  In that regard, the Company has filed three separate designations of Preferred Stock with the Secretary of State of Nevada, beginning in November 2020, designating 16,500,000 shares of Series A Preferred Stock, 2,000,000 shares of Series B Preferred Stock, and 8,500,000 shares of Series C Preferred Stock, however, no shares of preferred stock have been issued to date.  As of the date of this Report, there are 193,566,921 shares of our common stock issued and outstanding and no shares of Preferred Stock issued or outstanding.

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

Preferred Stock

We are authorized to issue 100,000,000 shares of Preferred Stock, $0.001 par value per share, of which 16,500,000 shares are designated as Series A Preferred Stock, 2,000,000 shares are designated as Series B Preferred Stock, and 8,500,000 shares are designated as Series C Preferred Stock.  We had no preferred shares outstanding as of the date of this Report.

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

Series A, Series B and Series C Convertible Preferred Stock

The Series A , Series B and Series C Preferred Stock all have essentially the same rights, as noted below, and are collectively referred to as, “each series of our Preferred Stock.”

Dividend Rights. Each of our Series A , Series B and Series C Preferred Stock do not accrue any dividends, provided that the holders of each series of our Preferred Stock are entitled to such dividends paid and distributions made to the holders of common stock in cash, to the same extent as if such holders had converted each series of our

Preferred Stock into common stock at the Conversion Rate (described below under “Conversion Rights”)(without regard to any limitations on conversion) and had held such shares of common stock on the record date for such dividends and distributions.

Liquidation Preference. The Series A , Series B and Series C Preferred Stock provide that each series of our Preferred Stock have a liquidation preference which is (a) pari passu with respect to the Company’s common stock; and (b) junior to all current and future senior indebtedness of the Company. If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, pay the holders of each series of our Preferred Stock, pari passu with the holders of the common stock, an amount equal to the Liquidation Preference per share of each series of our Preferred Stock. The “Liquidation Preference” per share of each series of our Series A , Series B and Series C Preferred Stock is equal to $0.80 per share.

Conversion Rights. Shares of each series of our Series A , Series B and Series C Preferred Stock are convertible into common stock of the Company on a one-for-one basis (subject to customary adjustments for stock splits, stock dividends and recapitalizations affecting the Company’s common stock and each series of our Preferred Stock)(the “Conversion Rate”), at the option of the holder thereof, at any time beginning two years after the issuance date.

Voting Rights. Each share of our Series A , Series B and Series C Preferred Stock has no voting rights on general matters to come before the stockholders of the Company; however, the Company is prohibited from undertaking any of the following actions without the approval of holders holding a majority of the then aggregate shares of each series of our  Series A , Series B and Series C Preferred Stock, as applicable:

(a)  Increasing or decreasing (other than by redemption or conversion) the total number of authorized shares of each series of our Preferred Stock;

(b)  Re-issuing any shares of each series of our Preferred Stock converted pursuant to the terms of the Series A, Series B and Series C Designations;

(c)  Issuing any shares of each series of our Preferred Stock other than pursuant to a certain Purchase Agreement (in the case of Series A Preferred Stock); a certain Employment Agreement with Duane Drinkwine, Ph.D. (in the case of Series B Preferred Stock); and a certain Independent Contractor Agreement with We the 23, LLC or the Independent Contractor Agreement with Epic Medical Research (in the case of Series C Preferred Stock);

(d)  Altering or changing the rights, preferences or privileges of the shares of each series of our Preferred Stock so as to affect adversely the shares of such series; or

(e)  Amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to each series of our Preferred Stock so as to affect adversely the shares of such series of our Preferred Stock in any material respect as compared to holders of other series of shares.

Redemption Rights. Each share of Series A, Series B and Series C Preferred Stock does not have any redemption rights.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Report. The forward-looking statements included in this discussion and elsewhere in this Report involve risks and uncertainties, including those set forth under “Cautionary Statement About Forward-Looking Statements.“ Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in “Item 1A. Risk Factors.”

Plan of Operations

Since execution of the Sublicense Agreement with TMDI in November 2019 (as discussed in greater detail above under “Item 1. Business”), our plan of operations has been primarily focused on preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020.  In that regard, we have supplemented the proceeds received from the sale of convertible notes with the private sales of restricted shares of our common stock to various accredited investors, and completed the recent sale of a convertible debenture in the aggregate principal amount of $1,941,176 and other convertible notes, as discussed in greater detail below, to further fund our operations moving forward.

We plan to grow our operations as discussed in greater detail above under “Growth Strategy” under “Item 1. Business”.

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

Through the date of this Report, we have been able to successfully support our operations with our cash on hand, through equity sales (which have to date been completed through private offerings), and borrowings. Moving forward we believe we will need to raise additional funding to support our operations which funding we anticipate being available through the sale of equity or debt, similar to our recently completed sale of a convertible debenture and convertible debt, as discussed below. We also continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic. Additionally, we anticipate requiring further funds in the future to grow our operations and produce additional product lines, which funds we anticipate raising through equity offerings, and if necessary, debt.

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is continuously evolving and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks and virus mutations.

Results of Operations

The following discussion pertains to the Company’s revenues and expenses for the year ended December 31, 2021 and the nine-month transition period ended December 31, 2020, as reported in our consolidated financial statements and notes thereto included herein.

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID-19 pandemic, as well as other contributing factors, the Company has not sustained a consistent level of sales thus far. The Company has two different sales channels as follows:

•Wholesale - designed to capture fairly large, but sporadic, orders received from wholesale customers, often for substantial quantities with relatively high profit margins.

•Retail - designed to capture a high volume of small orders received from retail customers through an online portal, with significantly lower profit margins.

The revenues from such sales on a trial basis in the year ended December 31, 2021 were $534 compared to $130,916 for the nine-month transition period ended December 31, 2020, consisting mainly of two large wholesale orders.  Revenues from sales of the Company’s inhaler and other products, under both sales channels, are expected to gradually increase in the future, once the current trial period ends.

Cost of Goods Sold - Cost of goods sold in the year ended December 31, 2021 were $200 compared to $19,394 in the nine-month transition period ended December 31, 2020.  The cost of goods sold reflected the cost of procuring inhalers and related products and supplies for resale.  The cost of goods sold in the year ended December 31, 2021 was not relevant due to the very low level of sales in that period, whereas the cost of goods sold in the nine months ended December 31, 2020, resulted in a gross profit margin of $111,522.

General and Administrative Expense - General and administrative expenses in the year ended December 31, 2021 were $2,114,770 compared to $2,023,379 in the nine-month transition period ended December 31, 2020.  This fluctuation was due to the increase in certain cash overhead expenses, mostly for payroll, arising from the adoption of a new business strategy focused on commercial opportunities involving the rapid application of therapeutics using the RxoidTM MDI technology, supplemented by the assets acquired from Razor Jacket in late 2020.

Amortization Expense - Amortization expense in the year ended December 31, 2021 was $33,759 compared to $75,000 in the nine-month transition period ended December 31, 2020.  This decrease was largely due to the termination of the Sublicense Agreement, effective February 9, 2021, under which the Company was previously obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail in the section above, partially offset by the initial amortization expense recognized on an operating lease asset beginning in October 2021.

Depreciation Expense - Depreciation expense in the year ended December 31, 2021 was $22,100 compared to $7,255 in the nine-month transition period ended December 31, 2020.  This increase reflects depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense in the year ended December 31, 2021 was $1,329,441 compared to $58,009 in the nine-month transition period ended December 31, 2020. This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants issued in conjunction with a convertible debenture in August 2021, partially offset by the conversion of certain convertible notes into common stock in August 2020 and March 2021.  Other income (expense) also includes a gain from the change in valuation of the warrant liability in the year ended December 31, 2021 of $631,853.

Net Loss - Net loss in the year ended December 31, 2021 was $2,867,883 compared to $2,052,121 in the nine-month transition period ended December 31, 2020, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Cash flows from Operating activities.  Net cash used in operating activities in the year ended December 31, 2021 was $2,209,131 compared to $1,724,829 in the nine-month transition period ended December 31, 2020.  This net increase was largely due to the higher level of overhead costs and other working capital changes following the Company’s adoption of a new business strategy in early 2020, as further noted above.

Cash flows from Investing activities. Net cash used in investing activities in the year ended December 31, 2021 was $292,531 compared to $106,740 in the nine-month transition period ended December 31, 2020.  This increase was due to the Company’s greater level of purchases of property and equipment which began in September 2020.

Cash flows from Financing activities. Net cash provided by financing activities in the year ended December 31, 2021 was $2,195,000 compared to $2,194,500 in the nine-month transition period ended December 31, 2020.  Net cash provided by financing activities in the year ended December 31, 2021 resulted from $1,650,000 received from the sale of the Debenture in the original principal amount of $1,941,176, as well as from the private sales of 1,462,500 shares of restricted common stock to several accredited investors at an offering price of $0.40 per share for total proceeds of $585,000, partially offset by the net repayment of various unsecured notes payable in the amount of $40,000.  Net cash provided by financing activities in the nine-month transition period ended December 31, 2020 reflected the sale of 9,288,750 shares of restricted common stock in private transactions in the amount of $1,922,500, and the issuance of new notes payable in the amount of $422,000, partially offset by the payments of existing notes payable in the amount of $150,000.

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

In order to meet short-term working capital needs in mid-2021, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and Sean Berrier, the Senior Vice President (a non-executive officer position)) in May through August 2021 in the net amount of $260,000.  Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing.  However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

In order to meet longer-term working capital needs in advance of a proposed underwritten offering, which may not be completed timely, if at all, on August 4, 2021, the Company sold the Debenture and issued the same investor the Investor Warrants, each discussed in greater detail above under “Item 1. Business-Prior Material Acquisitions and Transactions“.

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

The Company has been using the proceeds of the offering to meet its short-term working capital needs in anticipation of closing a qualified listing on a national exchange and raising capital in connection with an underwritten offering, provided no assurance can be given that the Company will be successful in uplisting to a national exchange or achieving a closing of the underwritten public offering.

As of December 31, 2021, we had a cash balance of $0.2 million and a working capital deficit of $2.6 million. We have not generated a net profit from the limited sales of our inhaler products beginning in early 2020 and only generated minimal revenues during the year ended December 31, 2021. Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

In the first quarter of 2022 we sold the Suggs Note and the Red Road Note, each discussed in greater detail above under “Item 1. Business-Prior Material Acquisitions and Transactions“.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has generated limited revenues and has suffered recurring losses totaling $8,521,423 since inception.  These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rapid Therapeutic Science Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rapid Therapeutic Science Laboratories, Inc. (the “Company”), as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the year ended December 31, 2021 and for the nine month transition period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the nine-month transition period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has negative working capital at December 31, 2021, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there are no critical audit matters.

/s/ PWR CPA, LLP

PCAOB #6686

We have served as the Company’s auditor since 2020

Houston, Texas

March 16, 2022

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$192,484	$499,146
Inventory	175,047	186,802
Prepaid expenses	51,631	-
Total current assets	419,162	685,948

Property and equipment	1,214,917	606,740
Accumulated depreciation	(29,355)	(7,255)
Net property and equipment	1,185,562	599,485

Other long-term assets
Operating lease right-of-use asset, net	425,171	-
License agreement, net of accumulated amortization of zero and $112,500	170,075	227,500

Total assets	$2,199,970	$1,512,933

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$465,204	$112,298
Notes payable - related party	283,700	23,700
Convertible notes payable - other	1,099,734	674,927
Accrued interest payable	45,696	354,659
Current portion of operating lease obligation	73,289	-
Warrant liability and other derivatives	1,085,360	43,306
Total current liabilities	3,052,983	1,208,890

Long-term liabilities
Convertible notes payable	150,000	315,240
Long-term portion of operating lease obligation	378,744	-
Total liabilities	3,581,727	1,524,130

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 750,000,000 shares authorized, 193,566,921 and 180,936,608 shares issued and outstanding	193,567	180,937
Additional paid in capital	7,283,438	5,798,745
Accumulated deficit	(8,521,423)	(5,653,540)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(1,381,757)	(11,197)

Total liabilities and stockholders’ deficit	$2,199,970	$1,512,933

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Statements of Operations

	Year ended December 31, 2021	Nine month transition period ended December 31, 2020

Revenues	$534	$130,916
Cost of goods sold	200	19,394
Gross profit	334	111,522

Operating expenses:
General and administrative	2,114,770	2,023,379
Amortization expense	33,759	75,000
Depreciation expense	22,100	7,255
Total operating expenses	2,170,629	2,105,634

Other income (expense):
Gain on valuation of warrant liability	631,853	-
Interest expense	(1,329,441)	(58,009)
Total other income (expense)	(697,588)	(58,009)

Net loss before income taxes	(2,867,883)	(2,052,121)
Income taxes	-	-

Net loss	$(2,867,883)	$(2,052,121)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	190,739,289	168,759,123

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity

Balance at March 31, 2020	159,556,000	$159,556	$2,414,718	$(3,601,419)	$(337,339)	$(1,364,484)

Stock issued for conversion of debt and interest	10,103,524	10,104	524,970	-	-	535,074
Stock issued for acquisition of assets	625,000	625	499,375	-	-	500,000
Private offering of common stock	9,288,750	9,289	2,003,211	-	-	2,012,500
Stock compensation expense	1,363,334	1,363	356,471	-	-	357,834
Net loss	-	-	-	(2,052,121)	-	(2,052,121)

Balance at December 31, 2020	180,936,608	180,937	5,798,745	(5,653,540)	(337,339)	(11,197)

Stock issued for conversion of debt and interest	11,094,585	11,094	878,937	-	-	890,031
Stock issued for accrued interest and lending fee	23,228	23	2,269	-	-	2,292
Private offering of common stock	1,462,500	1,463	583,537	-	-	585,000
Stock compensation expense	50,000	50	19,950	-	-	20,000
Net loss	-	-	-	(2,867,883)	-	(2,867,883)

Balance at December 31, 2021	193,566,921	$193,567	$7,283,438	$(8,521,423)	$(337,339)	$(1,381,757)

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31, 2021	Nine month transition period ended December 31, 2020
Cash flows from operating activities:
Net loss	$(2,867,883)	$(2,052,121)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Gain on valuation of warrant liability	(631,853)	-
Amortization of debt discount	1,147,865	-
Stock compensation expense	20,000	357,834
Amortization of sublicense fees	12,500	75,000
Amortization of operating lease asset	21,259	-
Depreciation expense	22,100	7,255
Changes in operating assets and liabilities:
Inventory	11,755	(180,929)
Prepaid expenses	(51,631)	-
Accounts payable and accrued liabilities	82,185	47,721
Accrued interest payable	24,572	52,411
Contract liabilities	-	(32,000)
Net cash flows used in operating activities	(2,209,131)	(1,724,829)

Cash flows from investing activities:
Additions to property and equipment	(292,531)	(106,740)
Net cash flows used in investing activities	(292,531)	(106,740)

Cash flows from financing activities:
Common stock sales	585,000	2,012,500
Issuance of convertible debenture payable	1,650,000	-
Issuance of notes payable - related party	260,000	-
Issuance of notes payable - other	-	422,000
Payments of notes payable - other	(300,000)	(150,000)
Equity subscription payable	-	(90,000)
Net cash flows provided by financing activities	2,195,000	2,194,500

Net increase (decrease) in cash and cash equivalents	(306,662)	362,931
Cash and cash equivalents at beginning of period	499,146	136,215

Cash and cash equivalents at end of period	$192,484	$499,146

Supplemental cash flow data:
Cash paid for interest	$-	$5,599
Cash paid for income taxes	-	-

Non-Cash financing activities:
Stock issued for acquisition of equipment	$-	$500,000
Accounts payable for acquisition of equipment	315,646	-
Operating lease obligation for acquisition of right-of-use asset	446,429	-
Conversion of notes payable for stock	(892,323)	(535,074)

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(1)  General Organization and Business

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

(2)  Summary of Significant Accounting Policies

Basis of Accounting - The basis is United States generally accepted accounting principles.  The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, one of which is presently inactive.

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

Inventory - Inventory as of December 31, 2021 and 2020, consists of inhalers and related products and supplies delivered to a secured location within the Company’s offices, and held for sale to wholesale or retail customers. Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Income Taxes - The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements. A valuation allowance is provided for the amount of deferred assets that, based on available evidence, is not expected to be realized.

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

Recently Issued Accounting Pronouncements - During the year ended December 31, 2021, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from December 31, 2021 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 13).

(3)  Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $8,521,423 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

(4)  Intangible Assets

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

(5)  Asset Acquisition

On November 16, 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products and its owners, with an effective date of November 1, 2020 (the “RJ Agreement”). Pursuant to the terms of the RJ Agreement, we purchased the intellectual property owned by Razor Jacket and the related equipment owned by the two members of Razor Jacket for a total purchase price of: (a) $300,000 in cash, paid at closing; (b) 625,000 shares of restricted common stock, issued at closing; and (c) the right for the sellers to earn up to 16,500,000 shares of our Series A Preferred Stock, which are convertible into common stock on a one-for-one basis, subject to certain conditions. The acquired equipment was recently shipped to our existing facilities in Texas, where it is awaiting installation in a new location in that area (see Note 6).

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

(6)  Property and Equipment

As of December 31, 2021, and December 31, 2020, the Company had the following balances of property and equipment:

	December 31,
	2021	2020
Equipment purchased from Razor Jacket, LLC and awaiting installation in the Company's new facilities in Addison, Texas	$500,000	$500,000

Equipment located in the Company's existing facilities in Addison, Texas	221,412	104,240

Leasehold improvements in progress at the Company's new facilities in Addison, Texas	491,005	-

Leasehold improvements in the Company's existing facilities in Addison, Texas	2,500	2,500

Total property and equipment	1,214,917	606,740

Less: Accumulated depreciation	(29,355)	(7,255)

Net property and equipment	$1,185,562	$599,485

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 8). As of December 31, 2021, the Company was in the process of building out this space with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the first or second quarter of 2022. As of December 31, 2021, the Company had capitalized leasehold improvements in progress at the new location in the amount of $491,005, of which $315,646 had not been paid and is reflected in Accounts Payable as of that date.

The equipment purchased from Razor Jacket, LLC in November 2020 was recently shipped to the Company’s existing facilities near Dallas, Texas, where it is awaiting installation in the new location in Addison, Texas, referenced above (see Note 5).

(7)  Notes Payable

As of December 31, 2021 and 2020, the Company had the following note payable obligations:

	December 31,
	2021	2020
Convertible debenture issued to an accredited investor on August 4, 2021, due May 1, 2022 in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 4,852,940 shares of common stock at $0.40 per share and automatically convertible at 25% discount to the price per share of common stock in a qualified offering (net of unamortized debt discount of $866,128 as of December 31, 2021)	$1,075,048		$-

Promissory note issued to an accredited investor on November 10, 2020, accruing interest at 5% per annum, due on January 10, 2021, along with lending fee of 20,000 shares of common stock	-		300,000

Convertible promissory notes issued to two accredited investors on November 15, 2019, maturing in 1 to 5 years, accruing interest at 5% per annum, convertible into common stock at $0.05 per share	150,000		150,000

Unsecured advances received from two officers in May through August 2021, accruing interest at 1% per annum, payable on demand	260,000	-	-

Convertible promissory notes issued to former owners in acquisition of Power Blockchain, accruing interest at 5% per annum, principal repayments originally due in four equal installments on 2nd, 3rd, 4th and 5th anniversaries, convertible into common stock at $0.13 per share, with final maturity on February 1, 2023.	-		165,240

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $0.05 per share.	48,386		351,933

Convertible notes issued to an accredited investor in three tranches from June to August 2020, net of unamortized debt discount of $43,306 (see further discussion below)	-		46,694

Total notes payable	$1,533,434		$1,013,867

Future maturities of notes payable as of December 31, 2021, without taking into account the unamortized debt discount, are as follows:

Year ending December 31, 2022	$2,249,562
Year ending December 31, 2023	-
Year ending December 31, 2024	150,000
$2,399,562

On August 4, 2021, the Company closed a short-term bridge loan with an institutional investor in the gross amount of $1,941,176. The closing of this bridge loan resulted in net proceeds to the Company of $1,650,000, after deducting the 15% original issue discount, which the Company is accreting as a non-cash charge to interest expense over the term of the loan.  We recorded amortization on this original issue discount for the period from August 4, 2021 to December 31, 2021, in the amount of $161,764. The bridge loan is in the form of a convertible debenture with a maturity date of May 1, 2022 or earlier upon the closing of a public offering of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a national securities exchange (including Nasdaq). The debenture may not be prepaid without the prior written consent of the investor and does not accrue interest, except upon the occurrence of an event of default, at which time the amount owed accrues interest at the rate of 18% per annum, until paid in full.  While the debenture is outstanding, the Company is prohibited from incurring additional indebtedness, repurchasing its securities or repaying certain of its indebtedness, paying cash dividends or other distributions on equity securities, other than pursuant to certain limited exceptions. The debenture is convertible into shares of the Company’s common stock at the lower of:

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

The Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company is treating the entire debenture as a debt liability on its consolidated balance sheet and has not bifurcated it into separate debt and equity components. The proceeds of the bridge loan will be used to meet the Company’s short-term working capital needs in anticipation of ultimately closing a qualified listing on a national exchange.

In conjunction with the convertible debenture, we granted the investor five-year warrants to purchase a total of 4,852,940 shares of our common stock at an exercise price of $0.40 per share.  Such warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement for the underlying shares of common stock, is not effective. The exercise of the warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder. The warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock at a price less than the then exercise price of the warrants, subject to certain exceptions, the exercise price of the warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price.  The warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant). Additionally, we made a grant to the placement agent for the bridge loan of warrants to purchase a total of 242,647 shares of our common stock at an exercise price of $0.40 per share, with substantially similar terms. All of these warrants are outstanding as of December 31, 2021.

The Company accounted for the issuance of the warrants as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, the warrant liability was valued at issuance in the amount of $1,717,213. This was recorded as a discount to the convertible debt of $1,650,000 with the excess $67,213 expensed as interest. The Company accreted the debt discount to interest expense over the term of the convertible debenture. Debt discount amortization for the period from August 4, 2021 to December 31, 2021 totaled $980,497. As of December 31, 2021, we adjusted the warrant liability, to its then current fair value of $1,085,360, based on the Black Scholes model, resulting in a gain on warrant liability of $631,853 that was recorded in the statement of operations.

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

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share, with total principal and accrued interest balances in the aggregate amount of $410,888, converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share, with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock.  As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of December 31, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $38,683, remain outstanding and are available to be subsequently converted into 4,267,360 shares of common stock, subject to the ownership limitation (see Note 9).

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $0.05 per share (as indicated above, such notes in the amount of $708,150 have been converted into common stock through December 31, 2021, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)  Long Term Lease Obligation

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 6). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. As of December 31, 2021, the Company is building out this space and intends to utilize it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility. The Company is accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.

Future operating lease minimum payments, together with their present values as of December 31, 2021, are summarized as follows:

Year ending December 31, 2022	$94,226
Year ending December 31, 2023	98,509
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
Total future minimum lease payments	513,960
Less amounts representing interest	(61,927)
Present value of lease liability	452,033
Current portion of operating lease liability	(73,289)

Long-term portion of operating lease liability	$378,744

As of December 31, 2021, the operating lease right-of-use asset and operating lease liabilities were $425,171 and $452,033, respectively. The long-term portion of the operating lease liabilities, $378,744, is included in long-term obligations. As of December 31, 2021, the weighted-average discount rate for this operating lease was 5%.

The future operating lease payments are guaranteed by an employee of the Company.

(9)  Stockholders’ Equity

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

Effective March 31, 2021, the following additional conversions of the Company’s remaining convertible notes payable occurred: (i) the holders of convertible notes payable issued in 2018 at a conversion price of $0.13 per share with total principal and accrued interest balances in the aggregate amount of $410,888 converted their notes into a total of 3,160,684 shares of common stock; and (ii) the holders of convertible notes payable amended or issued in 2019 at a conversion price of $0.05 per share with total principal and accrued interest balances in the aggregate amount of $383,470, the automatic conversion of which had previously been triggered on August 31, 2020, as discussed above, subject to each holder’s beneficial ownership limitation, converted their notes into a total of 7,669,381 shares of common stock. As a result of these conversions, a total of 10,830,065 new shares of common stock were issued. As of December 31, 2021, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $38,683, remain outstanding and are available to be subsequently converted into 4,267,360 shares of common stock, subject to the ownership limitation (see Note 7).

During the year ended December 31, 2021, the Company entered into private stock subscription agreements with several accredited investors whereby it sold them a total of 1,462,500 shares of restricted common stock at an offering price of $0.40 per share, resulting in gross proceeds to the Company of $585,000. The investors also received an equal number of warrants to purchase additional shares of common stock at exercise prices of $0.85 to $1.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

On December 29, 2020, the Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification occurred pursuant to a majority shareholder consent, effective on December 30, 2020, the Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan. Effective on January 7, 2022, the Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification occurred pursuant to a majority shareholder consent, effective on January 11, 2022, the First Amended and Restated Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan (the “2020 Plan”).

The 2020 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards;  (v) shares in performance of services; (vi) other stock-based awards; or (vii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant.

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

The maximum number of shares subject to awards granted during a single calendar year to any non-employee director, taken together with any cash fees paid during the compensation year to the non-employee director, in respect of the director’s service as a member of the Board during such year (including service as a member or chair of any committees of the Board), will not exceed $500,000 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes). Compensation will count towards this limit for the calendar year in which it was granted or earned, and not later when distributed, in the event it is deferred.

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

The 2020 Plan will automatically terminate on the 10th anniversary of original approval date of the Plan (December 29, 2030). However, prior to that date, the Company’s Board of Directors may amend or terminate the 2020 Plan as it deems advisable, but it cannot adopt an amendment if it would (1) without a grantee’s consent, materially and adversely affect that grantee’s award; or (2) without shareholder approval, increase the number of shares of the Company’s common stock that can be awarded under the 2020 Plan, except as provided for therein.

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

(10)  Related Party Transactions

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

(11)  Provision for Income Taxes

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

For the year ended December 31, 2021, the Company had net operating loss carry forwards of approximately $2,847,900, after taking certain non-deductible items into account, as compared to $1,694,300 for the nine months ended December 31, 2020. Such net operating loss carry forwards may be available to reduce future years' taxable income, however, any future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined as not likely to occur.  Accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.  Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, as of December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$1,200,100	$602,000
Total deferred assets	1,200,100	602,000

Valuation allowance	(1,200,100)	(602,000)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2021. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

	Year Ended December 31, 2021	Nine Months Ended December 31, 2020

U.S. federal statutory tax rate	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Net effective tax rate	0%	0%

At December 31, 2021, we had an unused net operating loss carryover of approximating $5,715,000, after taking certain non-deductible items into account, that is available to offset future taxable income which expires beginning 2038. The availability of such net operating loss carryover to be offset against any future taxable income is significantly limited as a result of a change of control transaction that occurred in November 2019. All prior tax years remain open currently.

(12)  Commitments and Contingencies

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

(13)  Subsequent Events

In late January 2022, the Company closed two short-term loans from two different lenders in the total amount of $573,738. One of these loans was from an independent director of the Company in the amount of $400,000. Both of these loans were in the form of unsecured promissory notes bearing interest at a rate of approximately 18% per annum with a maturity of one year. For the larger note from an independent director, the principal amount and accrued interest are due at maturity whereas for the smaller note with an institutional investor, monthly payments of principal and interest are required. In the event of a default by the Company on the payment terms of either note, the notes would be convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.000075 per share; and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion. The Company expects to use the proceeds of these loans to meet its short-term working capital needs in anticipation of ultimately closing a qualified listing on a national exchange, of which there can be no assurance.

On February 11, 2022, the Company made a contingent purchase of lab equipment from the two principals of a private company. Such equipment is ultimately planned to be installed in the Company’s new laboratory and office facility which is currently under construction (see Note 6). The consideration for this purchase consists of: (a) 50,000 shares of Common Stock issued to each of the two principals, and (b) $52,000 in cash payment to be made no later than June 30, 2022, subject to completion of a qualified listing on a national exchange. If such a listing is not completed by that date, the Company may elect to return the equipment, however, the two principals will retain the 100,000 shares as non-cash compensation.

On March 8, 2022, the Company fully repaid the note with an institutional investor received in late January 2022 by borrowing funds from a seperate institutional investor, with substantially similar terms, but with a slightly longer maturity in the amount of $197,000. Under this new loan, we are required to make monthly principal and interest payments of $21,276, beginning on May 1, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021, the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), concluded that as a result of the material weakness in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that: (i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting as of December 31, 2021.

Management's Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting as of December 31, 2021, and continue to be ineffective.  To the extent practical in light of its current financial condition, the Company will consider expanding financial reporting resources in the future.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

The following information was required to be disclosed in a Current Report on Form 8-K during the period covered by this Annual Report on Form 10-K, but was inadvertently not timely reported by the Company. Instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosures in this Annual Report on Form 10-K under Items 1.01 and 2.03 of Form 8-K, below:

Item 1.01 Entry into a Material Definitive Agreement.

The disclosures under Item 2.03 below are incorporated by reference into this Item 1.01.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Effective October 1, 2021, the Company entered into a Commercial Lease Agreement with Triple D Rosegate, LLC to lease 8,566 square feet of commercial office building space located in Addison, Texas, at 4139 Centurion Way, Suite 400, Addison, Texas 75001.  The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026.  Rent payable under the lease is as follows:

Dates	Monthly Base Rent
From October 1, 2021 to December 31, 2021	$1.00
From January 1, 2022 to December 31, 2022	$7,852
From January 1, 2023 to December 31, 2023	$8,209
From January 1 2024 to December 31, 2024	$8,566
From January 1, 2025 to December 31, 2025	$8,923
From January 1, 2026 to December 31,2026	$9,280

We paid a $9,280 security deposit in connection with our entry into the lease. We also agreed to pay our portion of the expenses of the property, including real estate taxes, insurance premiums and common area maintenance expenses, including our pro Rata Share of all costs of compliance with laws, ownership, maintenance, repairs, replacements, operation of the property.

The Company’s obligations under the lease are guaranteed by Sean Berrier, Senior Vice President (a non-executive officer position) of the Company and a significant shareholder of the Company.

The lease contains customary indemnification and termination provisions. In addition, the lease contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The lease also contains remedies for such events of default, including the landlord’s right to cure a default (together with our requirement to pay 12% interest in connection therewith), the right to terminate the lease, and other remedies customary for this type of transaction.

We have two 60 month extension options under the lease, on the same terms as the original term, but increases for market rent.

As of the date of this Report, the Company is in the process of building out this space with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the second or third quarter of 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, with respect to our current directors and executive officers as of March 14, 2022.

Name	Position	Age	Director/Officer Since
Donal R. Schmidt, Jr.	Director, President and Chief Executive Officer	61	November 2019
D. Hughes Watler, Jr.	Director and Chief Financial Officer	73	November 2019
J. Scott Suggs	Director	52	August 2021
Dr. Henry A. Punzi	Director	63	August 2021

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

J. Scott Suggs - Director

Mr. Suggs has served as the President and founder of Suggs Pediatric Outpatient Services (“SPOTS”) since its founding in 2010. SPOTS is a pediatric outpatient and physical therapy practice located in Dallas, Texas. Among other medical related specialties, SPOTS provides occupational and physical therapy services, including sensory integration therapy, fine and gross motor skill training, visual perceptual training, handwriting remediation and interactive Metronome therapy. SPOTS currently employs a total of 11 therapists between its primary office in Dallas and two satellite locations.

In addition, Mr. Suggs has served as the President and co-founder of S&S Transportation, a diversified transportation company located in Lewisville, Texas, which is focused on specialized delivery services to the oil and gas industry, since 2012. Previously, he served as the Director of Doctor Recruitment for Monarch Dental Corporation, a former publicly-traded company located in Dallas, from 2000 to 2001, and as the Director of Real Estate of such entity, from 1993 to 2001.

Mr. Suggs received an Associate degree in Business Administration from Austin College in Sherman, Texas, in 1993.

Qualifications:

The Board of Directors believes that Mr. Suggs is highly qualified to serve as a member of the Board due to his significant experience in the healthcare space and with startup companies.

Dr. Henry A. Punzi - Director

Dr. Punzi has been engaged in the private practice of Internal Medicine and Hypertension in Carrollton, Texas, since 1984. During that time, he has served as the Medical Director, Clinical Trials, at Trinity Hypertension & Metabolic Research Institute, and Attending Physician, Internal Medicine Department, at Carrollton Regional Medical Center, both located in Carrollton, Texas. Since 2010, he has also been a Clinical Assistant Professor at the University of Texas Southwestern Medical School and has been an Associate Clinical Professor since 2004 at Texas Women’s University, both located in Dallas, Texas. Dr. Punzi has been the author or co-author of over 100 medical publications that have been published in a wide variety of professional journals and he has also served as the principal investigator for over 100 clinical research trials in the last 35 years. Dr. Punzi received a Doctor of Medicine degree from the University of Buenos Aires in 1980 and an MBA degree from Texas Tech University in 2009.

Qualifications:

The Board of Directors believes that Dr. Punzi is highly qualified to serve as a member of the Board due to his significant experience as a physician and due to his involvement with clinical trials and Investigative New Drug Applications with the FDA.

Significant Employees

Duane Drinkwine, Ph.D. - Chief Science Officer (a non-executive position)

Dr. Duane C. Drinkwine, joined the Company as Chief Science Officer (a non-executive position) in charge of laboratory operations in January 2021.  From October 2020 until January 2021, he served as a laboratory consultant for the pharmaceutical industry at Apcial Consultations in Louisville, KY.  From May 2017 until October 2020, he was Senior Applications Engineering Manager with responsibility for laboratory equipment qualification, set-up and training at Cascade Sciences and AGI USA in Portland, OR.  From August 2015 until May 2017, he was Senior Applications Engineering Manager with responsibility for heat transfer equipment sizing for jacketed laboratory reactors for the pharmaceutical, petroleum, food, biotech and cosmetic industries at Huber USA in Cary NC.  His previous experience includes serving as a laboratory reactor scientist at GlaxoSmithKline PLC.  Dr.

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

Committee membership of the Board of Directors is as follows:

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Donal R. Schmidt, Jr.(1)
D. Hughes Watler, Jr.
J. Scott Suggs	X	C	M	C
Dr. Henry A. Punzi	X	M	C	M

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by Nasdaq Capital Market rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Scott Suggs, is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Suggs has acquired these attributes largely by self-study.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and overseeing and advising the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee will have the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

Specifically, the principal responsibilities and functions of the Compensation Committee are as follows: (1) review the competitiveness of the Company’s executive compensation programs to ensure (a) the attraction and retention of executives, (b) the motivation of executives to achieve the Company’s business objectives, and (c) the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders; assist the

Board of Directors in establishing CEO annual goals and objectives; (2) review trends in executive compensation, oversee the development of new compensation plans, and, when necessary, approve the revision of existing plans; (3) review and approve the compensation structure for executives; (4) oversee an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for the executive officers. Review and approve compensation packages for new executive officers and termination packages for executive officers; (5) review and make recommendations concerning long-term incentive compensation plans, including the use of equity-based plans; (6) periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments. No member of the Committee will act to fix his or her own compensation except for uniform compensation to directors for their services as a director; (7) review periodic reports from management on matters relating to the Company’s compensation practices; (8) produce an annual report of the Compensation Committee on executive compensation for the Company’s annual proxy statement in compliance with and to the extent required by applicable SEC rules and regulations and any relevant listing authority; (9) obtain or perform an annual evaluation of the Committee’s performance and make applicable recommendations about, among other things, changes to the charter of the Committee; and (10) take other actions that the Board shall reasonably request.

Nominating and Governance Committee

The Nominating and Governance Committee, which is comprised exclusively of independent directors, is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Nominating and Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

The Nominating and Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee and may be considered at any point during the year.

The Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 5580 Peterson Ln., Suite 120, Dallas, Texas 75240, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Board of Directors Meetings

During the year ended December 31, 2021 and the nine-month transition period ending December 31, 2020, the Board held no formal meetings but approved a number of corporate actions by unanimous consent.

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

Director Independence

The Board has affirmatively determined that each of J. Scott Suggs and Dr. Henry A. Punzi are independent directors within the requirements of the Nasdaq Capital Market.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers and directors with greater than 10% beneficial ownership are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms as filed with the Securities and Exchange Commission, we believe that all Section 16(a) reports were timely filed for the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Effective November 15, 2019, our Board of Directors appointed Donal R. Schmidt, Jr. and D. Hughes Watler, Jr. as the then sole members of our Board of Directors and as executive officers of the Company (Chief Executive Officer and President, and Chief Financial Officer, respectively).  Effective on November 16, 2020, the Board of Directors appointed Mr. Ryan C. Johnson as the Chief Operating Officer of the Company and as a member of the Board of Directors. Mr. Johnson subsequently resigned as Chief Operating Officer and as a member of the Board of Directors on February 10, 2021, however, he remained as a non-executive employee of the Company until his termination for cause in April 2021.

The Company has not entered into any employment agreements with either Mr. Schmidt or Mr. Watler. Since November 15, 2019, Mr. Schmidt has spent a material portion of his time on his duties with the Company and has been compensated for his services generally on a monthly basis, although he has periodically elected to defer payment of such compensation in various months due to the Company’s financial situation.  Since November 15, 2019, Mr. Watler has spent only a portion of his time on his duties with the Company, and has been compensated on an hourly basis for his services.

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity (“PEO”) for the year ended December 31, 2021, the nine-month transition period ended December 31, 2020 and the fiscal year ended March 31, 2020, regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the year ended December 31, 2021, the nine-month transition period ended December 31, 2020 and the fiscal year ended March 31, 2020; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2021 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Donal R. Schmidt, Jr., Chief Executive Officer (1)	December 31, 2021	$105,000	-	-	-	-	$105,000
	2020-T(*)	$135,500	-	-	-	-	$135,500
	March 31, 2020	$22,500	-	-	-	-	$22,500

D. Hughes Watler, Jr., Chief Financial Officer (2)	December 31, 2021	$50,025	-	-	-	-	$50,025
	2020-T(*)	$25,575	-	-	-	-	$25,575
	March 31, 2020	$10,200	-	-	-	-	$10,200

Brent Willson, Former Chief Executive Officer(3)	March 31, 2020	-	-	-	-	-	-

Steve Bond, Former Chief Financial Officer(3)	March 31, 2020	-	-	-	-	-	-

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation, or nonqualified deferred compensation, during the periods reported above. Does not include disclosure of compensation paid to executive officers (other than our CEO and CFO), who did not make over $100,000 during the 12-month period ended December 31, 2021.

* Refers to the transition period from March 31, 2020 to December 31, 2020.

(1)The amounts shown for Donal R. Schmidt, Jr. represent the amounts paid by the Company for his services in the periods from November 15, 2019 to March 31, 2020, January 1, 2021 to December 31, 2021, and from April 1, 2020 to December 31, 2020, as both a contractor and as an employee in the latter period and solely as a contractor in the former period.

(2)The amounts shown for D. Hughes Watler, Jr. represent the amounts accrued by the Company for his services in the periods from November 15, 2019 to March 31, 2020, January 1, 2021 to December 31, 2021, and from April 1, 2020 to December 31, 2020, in his capacity as a contractor, not as an employee.

(3)Col. Willson resigned as Chief Executive Officer and director on November 15, 2019. Mr. Bond resigned as Chief Financial Officer and director on November 15, 2019.

We do not maintain any life or disability insurance on any of our officers.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the year ended December 31, 2021 and the nine-month transition period ended December 31, 2020; (ii) did not have any outstanding equity awards as of December 31, 2021; and (iii) had no options exercised by its Named Executive Officers during the year ended December 31, 2021 or during the nine-month transition period ended December 31, 2020.

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

Employment Agreements; Key Man Insurance and Stock Incentive Plans

Employment Agreements of Significant Employees

The Company does not have any employment agreements or other compensation arrangements currently in place with any of its executive officers. The Company does have an employment agreement in place with Dr. Drinkwine, as well as with Mr. Frank Gill, the Company’s Chief Isolate Laboratory Technician, both of which are more fully described below.

Dr. Duane Drinkwine Agreement

On January 11, 2021, we entered into an Employment Agreement with Duane Drinkwine, Ph.D., effective February 1, 2021 (the “Employment Agreement”). Pursuant to the Employment Agreement, Dr. Drinkwine agreed to serve as the Chief Science Officer of the Company, a non-executive position. The Employment Agreement has a term of one year, automatically renewable thereafter for additional one-year periods unless terminated by either party no less than 60 days prior to such automatic renewal dates. We agreed to pay Dr. Drinkwine $125,000 per year in cash, which amount may be increased from time-to-time in the discretion of the management of the Company, including on an annual basis, and that Dr. Drinkwine would be eligible for stock or cash bonuses (including stock options), in the discretion of the management of the Company, from time to time. As additional consideration under the agreement, we agreed that Dr. Drinkwine could earn up to 2,000,000 shares of Series B Preferred Stock of the Company, which would have an agreed upon value of $0.80 per share, and convert into common stock of the Company on a one-for-one basis, at any time, beginning two years after the effective date of the Employment Agreement. A total of 500,000 shares of Series B Preferred Stock are provisionally due on or about the six-month anniversary of the effective date, and 500,000 shares of Series B Preferred Stock will be due thereafter on each anniversary date of the effective date (until a total of 2 million shares are issued), subject to Dr. Drinkwine’s continued service to the Company. (the first 1 million shares are expected to be issued shortly. However, if Dr. Drinkwine’s employment is terminated for cause prior to the second anniversary of the agreement, all shares previously earned are forfeited. Any shares of common stock issuable upon conversion of Series B Preferred Stock are subject to a trading restriction, which prohibits Dr. Drinkwine from trading such shares until January 1, 2023, and from not trading more than 5% of the average daily trading volume of the Company’s common stock from January 2, 2023, to October 31, 2025, subject to certain exceptions.

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

Frank Gill Employment Agreement

On November 16, 2020, the Company entered into an Employment Agreement with Frank Gill. Mr. Gill’s Employment Agreement provides for:

i.  An effective date of December 1, 2020;

ii.  Mr. Gill to serve as Chief Isolate Laboratory Technician of the Company;

iii.  Mr. Gill to be employed until December 1, 2021, subject to automatic yearly renewals in the event the agreement is not terminated no less than 60 days prior to any applicable renewal date, which agreement was not terminated on December 1, 2021, and renewed for an additional one year period;

iv.  Mr. Gill to be paid $175,000 per year, which may be increased by management from time to time, and for Mr. Gill to be eligible to be granted by the management of the Company or the Board of Directors, stock option or cash bonuses in the discretion of the Board of Directors and/or management;

v.  Standard assignment of inventions, confidentiality requirements, non-solicitation requirements, and representations and warranties of the parties;

vi.  Three weeks of paid vacation per year (of which one week may carry forward from year-to-year);

vii.  A non-compete, in consideration for, among other things, an additional $1,000 per year of compensation, restricting him from competing against the Company or owning any percentage of any entity which is in the hemp or aerosol business, for a period until the later of (x) two years after the termination of the agreement, and (y) December 1, 2023, subject to certain exceptions;

viii.  That the Company may terminate the agreement at any time for any reason (subject to the requirement to pay severance fee, as discussed below, where applicable); and

ix.  That in the event that Mr. Gill’s employment with the Company is terminated by the Company other than due to his death, disability, the non-renewal of the agreement pursuant to its terms, or with cause (defined as his failure to substantially perform his duties, failure to comply with any written or oral direction of the Chief Executive Officer which relates to the performance of his duties, subject to certain exceptions, the commission of any criminal act which constitutes a felony or involves fraud, dishonesty, or moral turpitude, the failure to render services under the agreement due to alcohol or drug abuse, or a willful material violation of any employment policies of the Company or any material breach of any term of the employment agreement, subject where applicable under the agreement, to the right to cure such breaches), or in the event Mr. Gill terminates the agreement for good reason (as defined in the agreement as the Company’s failure to pay any compensation due to Mr. Gill, a reduction in his compensation without his consent, the failure of the Company to provide adequate resources to Mr. Gill (subject to certain exceptions), or any action by the Company, except as required by law or government regulation, which would adversely affect Mr. Gill’s ability to perform his duties under the agreement or participate in any bonus or incentive plan), the Company is required to pay Mr. Gill 12 months of severance (based on his then base salary), payable equally in 12 monthly installments. Upon termination of the agreement for any other reason, he is due only accrued and unpaid compensation (and accrued vacation days) through the date of termination.

Independent Contractor Agreements

Powell Independent Contractor Agreement

On April 22, 2021, we entered into an Independent Contractor Agreement with We the 23, LLC, a Texas limited liability company, whose managing member is Charles L. Powell, M.D. (“Powell” and the “Powell Agreement”). Pursuant to the Powell Agreement, we engaged Powell, as an independent contractor, to provide oversight services and interpretation of clinical research for the Company. The Powell Agreement has a term of one year, automatically extendable thereafter on a month-to-month basis, unless terminated by either party with 30 days prior written notice, subject to certain termination rights described in greater detail in the agreement. The agreement contains customary confidentiality, proprietary information, work for hire, indemnification and arbitration provisions, and representations of Powell.

In consideration for Powell agreeing to provide services under the agreement, the Company agreed to pay Powell $10, and to issue Powell up to 8,000,000 shares of then newly designated Series C Convertible Preferred Stock (“Series C Preferred Stock. Specifically, the Company agreed to issue (a) 1,000,000 shares of Series C Preferred Stock to Powell upon the completion of a study, showing favorable therapeutic benefits accompanied with underlying supporting medical or pharmaceutical data which is of value to the Company, as determined in the reasonable determination of the Company, relating to each of (1) anxiety; (2) depression; (3) attention deficit hyperactivity disorder (ADHD); (4) insomnia; and (5) arthritis or chronical pain (5,000,000 in aggregate)(each a “Study”, collectively, the “Studies”, and each successful study, a “Successful Study”); and (b) such number of Series C Preferred Stock as equals 3,000,000 multiplied by a fraction, the numerator of which is the number of Successful Studies and denominator of which is five, which shares are issuable upon completion of the last of the Studies. The right of Powell to earn any of the Series C Preferred Stock shares ends upon termination of the Powell Agreement. Powell has not earned any shares of Series C Preferred Stock pursuant to the terms of the agreement to date.

Powell entered into a Trading Agreement in connection with the entry into the Powell Agreement, which restricts Powell’s ability to transfer or sell any of the Series C Preferred Stock (and any shares of common stock issuable upon conversion thereof), until April 22, 2025, provided that between April 22, 2023, and April 22, 2025, Powell may sell, on any trading day, not more than 5% of the average daily aggregate trading volume of the Company’s common stock over the preceding 30 day rolling period, subject to certain other requirements.

Epic Independent Contractor Agreement

On May 18, 2021, the Company entered into an Independent Contractor Agreement with Epic Medical Research (“Epic” and the “Epic Agreement”).  Pursuant to the Epic Agreement, we engaged Epic, as an independent contractor, to act as the principal investigator of the Company’s products related to the Powell Agreement, while performing clinical research, including obtaining informed consent of patients, implementation of study procedures, product dispensing, evaluations of patient compliance with study requirements, and preparations of required study documents. The Epic Agreement has a term of one year, subject to certain termination rights described in greater detail in the agreement. The Epic Agreement contains customary confidentiality, indemnification and arbitration provisions, and representations of Epic. In consideration for Epic agreeing to provide services under the agreement, the Company agreed to issue Epic up to 500,000 shares of Series C Preferred Stock, of which 250,000 shares are earned and due upon completion of the five Studies, and with 250,000 shares of Series C Preferred Stock earned upon the start of the first Study. Epic has not earned any shares of Series C Preferred Stock pursuant to the terms of the agreement to date.

Key Man Insurance

The Company does not hold “Key Man” life insurance on any of its officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 7, 2022 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation“, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 193,566,921 shares of our common stock outstanding as of the Date of Determination.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 5580 Peterson Lane, Suite 120, Dallas, Texas 75240.

Name and Address of Beneficial Owner	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Donal R. Schmidt, Jr. (1)	48,333,333	25.0
D. Hughes Watler, Jr.	-0-	-0-
J. Scott Suggs (2)	2,903,228	1.5
Henry A. Punzi (3)	125,000	*
All Executive Officers and Directors as a Group (four persons)	51,361,561	26.5

Greater than 5% Stockholders
Sean Berrier (4)	48,333,333	25.0
Dan F. Boone (5)	15,400,000	8.0
Disciples of the Way Ministries (6)	13,674,771	7.1

(1)Shares are held in the name of Diamond Head Ventures, LLC, which entity Mr. Schmidt owns and controls and which shares Mr. Schmidt has voting and dispositive control over.

(2)Not including shares of common stock issuable upon conversion of a $400,000 face amount convertible promissory note, which has a conversion price equal to the greater of (a) $0.000075 per share (subject to equitable adjustment for stock splits and stock dividends); and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion, only upon the occurrence an event of default, as no event of default has occurred under such note to date. The conversion of the note is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock.

(3)Shares are held in the name of the Connie Punzi Estate, which entity Mr. Punzi is deemed to beneficially own due to his position as executor thereof.

(4)Address: 7108 Duffield Drive, Dallas, Texas 75248. These shares are held in the name of SCBRRR Limited Partnership, which entity Mr. Berrier serves as General Partner of, which entity Mr. Berrier and his wife own, and which shares he is deemed to beneficially own as a result of such position and control. Mr. Berrier is the Senior Vice President (a non-executive officer position) of the Company.

(5)Address: 1615 West Loop 289, Lubbock, Texas 79416.  Shares are held jointly by Mr. Boone and his wife.

(6)Address: 6500 Greenville Ave, Suite 190, Dallas, Texas 75206. Pursuant to the Schedule 13G filed by the shareholder with the Securities and Exchange Commission on July 26, 2021, which information the Company has not independently confirmed. Shares are beneficially owned by Karim Baidaoui, the Executive Director of Disciples of the Way Ministries, a Texas not for profit corporation.

* Less than 1%.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	45,000,000	$-0-	45,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	45,000,000	$-0-	45,000,000

Represents awards issuable under the Company’s 2018 Stock Plan (20,000,000 shares) and 2020 Equity Incentive Plan (25,000,000 shares, subject to annual increases as provided therein at the option of the Board of Directors).

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

First Amended and Restated 2020 Equity Incentive Plan

On December 29, 2020, the Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification occurred pursuant to a majority shareholder consent, effective on December 30, 2020, the Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan. Effective on January 7, 2022, the Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification pursuant to a majority shareholder consent, effective on January 11, 2022, the First Amended and Restated Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan (the “2020 Plan”).

The 2020 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards;  (v) shares in performance of services; (vi) other stock-based awards; or (vii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant.

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

The maximum number of shares subject to awards granted during a single calendar year to any non-employee director, taken together with any cash fees paid during the compensation year to the non-employee director, in respect of the director’s service as a member of the Board during such year (including service as a member or chair of any committees of the Board), will not exceed $500,000 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes). Compensation will count towards this limit for the calendar year in which it was granted or earned, and not later when distributed, in the event it is deferred.

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

The 2020 Plan will automatically terminate on the 10th anniversary of original approval date of the Plan (December 29, 2030). However, prior to that date, the Company’s Board of Directors may amend or terminate the 2020 Plan as it deems advisable, but it cannot adopt an amendment if it would (1) without a grantee’s consent, materially and adversely affect that grantee’s award; or (2) without shareholder approval, increase the number of shares of the Company’s common stock that can be awarded under the 2020 Plan, except as provided for therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation“, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2018, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for December 31, 2021, December 31, 2020 and March 31, 2020, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation“). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

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

As a result of the Settlement Agreement and the New EM3 License, we no longer owe any obligations to TMDI or EM3 (other than the $10 and other consideration already paid) and have a royalty-free, perpetual exclusive license applicable to Texas, California, Florida, and Nevada from EM3 to research, develop, make, have made, use, offer to sell, contract fill, export and/or import and commercialize the Licensed IP, which enables the production of a so-called metered-dose inhaler using hemp cannabinoid derivatives under the RxoidTM and/or nhālerTM brands or on a white label basis.

Related Party Notes

As of December 31, 2021, we had the following notes payable to previously related parties: (i) $24,685 of convertible notes payable issued in February 2018 to an accredited investor known to the Company in connection with working capital financing, (ii) $150,000 of convertible notes payable issued in November 2019 to an accredited investor known to the Company in connection with working capital financing; and (iii) unsecured cash advances received from two officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and Sean Berrier, the Senior Vice President (a non-executive officer position)) for working capital financing in May through August 2021, in the net amount of $260,000.

As of December 31, 2021, we also had the following related party notes payable: $23,700 was owed by the Company under a promissory note payable to a company which Mr. Watler serves as an officer.

The Company’s notes payable are described in greater detail in in Note 7 to the audited financial statements included herein under “Part II-Item 8. Financial Statements and Supplementary Data“.

Office Space

From November 15, 2019 to June 30, 2021, our corporate and executive offices were located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company.  Effective June 30, 2021, the Company relocated to a new office that was leased from a third party, but was previously being utilized by us solely as a laboratory, for the remaining term of the lease agreement, which expired on December 31, 2021. Effective October 1, 2021, the Company entered into a 63-month lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas.  As of December 31, 2021, the Company was in the process of building out this space with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the first or second quarter of 2022 (see Note 8 to our Consolidated Financial Statements).  Pending completion of the build out of the new office and lab space in Addison, Texas, the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company, effective as of December 31, 2021.

The Company’s obligations under the October 1, 2021 lease are guaranteed by Sean Berrier, Senior Vice President (a non-executive officer position) of the Company and a significant shareholder of the Company.

Securities Purchase Agreement and Convertible Promissory Note

On January 28, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with J. Scott Suggs, a member of our Board of Directors (the “Purchaser”), pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, a Promissory Note (the “Note”).

The Note was purchased for, and has an initial face amount of, $400,000. The Note accrues interest at 18% per annum, compounded monthly (at the end of each month), until the earlier of (i) January 26, 2023 (the “Maturity Date”) or (ii) ten days from the date that the Company’s common stock is listed on a national exchange and that the Company receives funding under any underwritten offering in connection therewith (the “Pre-Payment Date”), when all accrued interest and outstanding principal under the Note is required to be paid in a single lump sum. If the Pre-Payment Date occurs prior to the Maturity Date, the Company will be required to pay a prepayment penalty equal to the outstanding principal balance of the Note multiplied by 25.44% ($101,760), less the amount of total accrued interest owed under the Note as of the Pre-Payment Date (the “Pre-Payment Penalty”). No Pre-Payment Penalty will be due if the Note is repaid on the Maturity Date, provided the Pre-Payment Date has not previously occurred. Other than on the Pre-Payment Date, the Company has no right to accelerate payments or prepay the Note, except with the prior written approval of the Purchaser.

The Note is unsecured. So long as the Company has any obligation under the Note, the Company is prohibited from selling, leasing or otherwise disposing of any significant portion of its assets outside the ordinary course of business without the prior written consent of the holder of the Note.

The Note contains certain customary events of default, including failure to pay amounts due under the Note (subject to a five day cure period); breach of the Company’s covenants under the Note, subject to a 20 day cure period; breach of the representations and warranties of the Company; the occurrence of certain bankruptcy related events; the delisting of the Company’s common stock from a national securities exchange or the OTC Markets; failure to comply with the requirements of the Exchange Act; dissolution, liquidation, cessation of operations; certain financial statement restatements; replacement of the Company’s transfer agent; and certain cross-defaults of other agreements entered into with the Purchaser. Upon the occurrence of an event of default under the Note, the Note becomes immediately due and payable and we are required to pay the Purchaser the principal, accrued interest, Pre-Payment Penalty, and default interest due under the Note. If such default amount is not paid within five business days of written notice thereof from the Purchaser, the Purchaser can convert the amount due to the Purchaser into common stock of the Company as discussed below.

Upon an event of default under the Note, the amounts due to the holder of the Note may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price equal to the greater of (a) $0.000075 per share (subject to equitable adjustment for stock splits and stock dividends); and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion (the “Variable Conversion Rate”). We agreed to reserve six times the number of shares of common stock then issuable upon conversion of the Note, initially equal to a total of 10,813,793 shares of common stock. If we fail to deliver shares of common stock to the holder of the Note upon the conversion thereof within three business days, we agreed to pay the holder $2,000 per day in cash, to the extent such failure is not the result of a third party. The conversion of the Note is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock.

The closing of the transactions contemplated by the Purchase Agreement, including the sale of the Note, occurred on January 28, 2022.

The Purchase Agreement included standard and customary representations of the parties; and included certain positive and negative covenants (including obligations to indemnify the Purchaser in certain cases upon breach thereof), which included the requirement that we use the funds raised through the sale of the Note only for working capital, and that we reimburse $3,750 of the Purchaser’s attorney’s fees.

Review, Approval and Ratification of Related Party Transactions

The Audit Committee of the Board of Directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“ Related Party

Transactions “). The Audit Committee, in undertaking such review and will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the Board of Directors in place of the Committee.

In addition, our Code of Ethics (described above under “Item 10. Directors,  Executive Officers and Corporate Governance-Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

We are currently not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to (and we do not) have a Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its Directors in reference to the definition of “Independent Director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board has reviewed all commercial and other relationships of each director in making its determination and has determined that J. Scott Suggs and Dr. Henry A. Punzi are independent directors within the requirements of the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Prager Metis CPA’s LLP (“Prager”), served as the Company’s independent registered public accounting firm for the year ended March 31, 2019 and for the subsequent period through March 26, 2020. Effective on that date, the Company dismissed Prager as the Company’s independent registered public accounting firm and engaged PWR CPA, LLC (“PWR”) as its new independent registered public accounting firm. PWR has served as the Company’s independent registered public accounting firm since the fiscal year ended March 31, 2020. The aggregate fees for professional services rendered by Prager and PWR for the year ended December 31, 2021, the nine-month transition period ended December 31, 2020, and the fiscal year ended March 31, 2020, were as follows:

		Year ended December 31, 2021	Nine Months ended December 31, 2020		Year ended March 31, 2020
Audit and Quarterly Review Fees - Prager	$	---	$	---	$10,500
Audit and Quarterly Review Fees - PWR		28,500		32,500	19,000
Audit-related fees		-		-	-
Tax fees		-		-	-
All other fees		-		-	-
TOTAL		$28,500		$32,500	$29,500

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

Audit Committee Pre-Approval Policies and Procedures

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a) Documents filed as part of this Report

1. All Financial Statements

The consolidated financial statements and notes are included herein under “Part II-Item 8. Financial Statements and Supplementary Data“.

2. Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1#	Asset Purchase and Sales Agreement dated October 23, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., as purchaser, and Razor Jacket, LLC, Frank Gill, and Ryan Johnson, as sellers	8-K	000-55018	2.1	10/29/2020
2.2	First Amendment to Asset Purchase and Sales Agreement dated November 16, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., as purchaser, and Razor Jacket, LLC, Frank Gill, and Ryan Johnson, as sellers	8-K	000-55018	2.2	11/18/2020
2.3	Membership Interest Purchase Agreement by and between the sole member of Rxoid Health Solutions, LLC, and Rapid Therapeutic Science Laboratories, Inc., dated November 30, 2020	8-K	000-55018	2.1	2/9/2021
3.1	Amended and Restated Articles of Incorporation	8-K	000-55018	3.1	1/21/2020
3.2	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 12, 2020	8-K	000-55018	3.1	11/18/2020
3.3	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.1	6/2/2021
3.4	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.2	6/2/2021
3.5	Bylaws	S-1	333-188781	3.2	5/23/2013
4.1*	Description of Securities of the Registrant					X

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of five-year Note issued in Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018	8-K	000-55018	10.4	2/2/2018
10.2**	Rapid Therapeutic Science Laboratories, Inc. 2018 Amended and Restated Stock Plan	10-K/A	000-55018	10.1	8/27/2020
10.3	Sublicense Agreement between Texas MDI, Inc. and Holly Brothers Pictures, Inc., dated as of November 15, 2019	8-K	000-55018	10.1	11/22/2019
10.4	Exclusive License Agreement dated October 1, 2019 by and between Texas MDI, Inc. and EM3 Methodologies, LLC [Filed as Exhibit A to the Sublicense Agreement incorporated by reference herein as Exhibit 10.3]	8-K	000-55018	10.1	11/22/2019
10.5	First Amendment to Exclusive License Agreement dated June 25, 2020 by and between Texas MDI, Inc. and EM3 Methodologies, LLC	10-K/A	000-55018	10.4	8/27/2020
10.6	Form of Promissory Note issued by Holly Brothers Pictures, Inc. to an investor, dated as of November 18, 2019, with a five year maturity	8-K	000-55018	10.2	11/22/2019
10.7	Form of Amendment to certain Promissory Notes issued by Holly Brothers Pictures, Inc. to various holders, dated as of November 18, 2019	8-K	000-55018	10.4	11/22/2019
10.8	Securities Purchase Agreement between Rapid Therapeutic Science Laboratories, Inc. and Power Up Lending Group, Ltd., dated as of June 30, 2020	8-K	000-55018	10.1	7/6/2020
10.9	Form of Subscription Agreement (August 2020)	10-Q	000-55018	10.2	8/13/2020
10.10**	Employment Agreement entered into between Rapid Therapeutic Science Laboratories, Inc. and Frank Gill, dated November 16, 2020	8-K	000-55018	10.1	11-18-2020
10.11	Assignment of Intellectual Property Agreement dated November 16, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., Razor Jacket, LLC, Frank Gill and Ryan Johnson	8-K	000-55018	10.3	11-18-2020
10.12	Trading Agreement dated November 16, 2020, between Frank Gill and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.4	11-18-2020

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.13	Trading Agreement dated November 16, 2020, between Frank Gill, Ryan Johnson and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.5	11-18-2020
10.14	Form of Subscription Agreement $0.40 Per Share (January 2021 Private Offering)	8-K	000-55018	10.1	1-26-2021
10.15	Form of Common Stock Purchase Warrant (January 2021 Private Offering)	8-K	000-55018	10.2	1-26-2021
10.16**	Employment Agreement with Duane Drinkwine dated January 11, 2021	8-K	000-55018	10.3	1-26-2021
10.17**	Trading Agreement dated January 11, 2021, with Duane Drinkwine	8-K	000-55018	10.4	1-26-2021
10.18	Settlement and Mutual Release Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., Texas MDI, Inc. (formerly Texas MDI, LLC), Diamond Head Ventures, LLC, EM3 Methodologies, LLC, and Richard Adams and Holly Brothers Pictures, LLC	8-K/A	000-55018	10.1	2/9/2021
10.19	Exclusive License Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., EM3 Methodologies, LLC, and Richard Adams	8-K/A	000-55018	10.2	2/9/2021
10.20	Form of Subscription Agreement $0.40 Per Share (First and Second Quarter 2021 Private Offering)	10-Q	000-55018	10.7	5/14/2021
10.21	Independent Contractor Agreement dated April 22, 2021, by and between We the 23, LLC, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.1	6/2/2021
10.22	Trading Agreement dated April 22, 2021, between We the 23, LLC and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.2	6/2/2021
10.23	Independent Contractor Agreement dated May 18, 2021, by and between Epic Medical Research, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.3	6/2/2021
10.24	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., for August 2021 Private Offering (to purchase 4,852,940 shares of common stock)	8-K	000-55018	4.1	8/5/2021

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.25	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., granted to Maxim Group LLC and assigns	8-K	000-55018	4.2	8/5/2021
10.26	Form of Securities Purchase Agreement dated August 1, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., and the Purchaser party thereto	8-K	000-55018	10.1	8/5/2021
10.27	Form of Original Issue Discount Convertible Debenture Due May 1, 2022, dated August 4, 2021, in the amount of $1,941,176	8-K	000-55018	10.2	8/5/2021
10.28	Form of Leak-Out Agreement (August 2021 Offering)	8-K	000-55018	10.3	8/5/2021
10.29	Commercial Lease Agreement, dated October 1, 2021, between Triple D Rosegate, LLC and Rapid Therapeutic Science Laboratories, Inc.	10-Q	000-55018	10.8	11/10/2021
10.30**	First Amended and Restated Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan	8-K	000-55018	10.1	1/18/2022
10.31	(not used)
10.32	(not used)
10.33**	Securities Purchase Agreement dated January 28, 2022, by and between Rapid Therapeutic Science Laboratories, Inc., and J. Scott Suggs	8-K	000-55018	10.1	2/1/2022
10.34**	$400,000 Promissory Note dated January 28, 2022, by Rapid Therapeutic Science Laboratories, Inc., in favor of J. Scott Suggs	8-K	000-55018	10.2	2/1/2022
14.1	Code of Ethics	8-K	000-55018	14.1	2/9/2021
21.1	Subsidiaries of the Registrant	10-KT	000-55018	21.1	3/16/2021
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
99.1	Charter of the Audit Committee	8-K	000-55018	99.1	2/9/2021
99.2	Charter of the Compensation Committee	8-K	000-55018	99.2	2/9/2021
99.3	Charter of the Nominating and Corporate Governance Committee	8-K	000-55018	99.3	2/9/2021
99.4	Whistleblower Protection Policy	8-K	000-55018	99.4	2/9/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*Filed herewith.

**Denotes a management contract or compensatory plan or arrangement.

***Furnished herewith.

+Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(b)(2) and/or 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Rapid Therapeutic Science Laboratories, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedule or exhibit so furnished.

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

Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donal R. Schmidt, Jr.	Chief Executive Officer, President, and Director	March 16, 2022
Donal R. Schmidt, Jr.	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer and Director	March 16, 2022
D. Hughes Watler, Jr.	(Principal Financial & Accounting Officer)

/s/ Henry A. Punzi	Director	March 16, 2022
Henry A, Punzi

/s/ J. Scott Suggs	Director	March 16, 2022
J, Scott Suggs