Form 10-Q
period 2022-03-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2022-05-11
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

Commission File No. 000-55018

Rapid Therapeutic Science Laboratories, Inc.

(Exact Name of Registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

5580 Peterson Ln., Suite 120 Dallas, TX	75240
(Address of principal executive offices)	(zip code)

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

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of Common Stock, par value $0.001 per share, as of May 11, 2022, was 7,746,687 shares.

ii

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

FORM 10-Q

MARCH 31, 2022

iii

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

You should read the matters described in, and incorporated by reference in, “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$32,985	$192,484
Inventory	175,048	175,047
Prepaid expenses	71,269	51,631
Total current assets	279,302	419,162

Property and equipment	1,873,647	1,214,917
Accumulated depreciation	(35,348)	(29,355)
Net property and equipment	1,838,299	1,185,562

Other long-term assets
Operating lease right-of-use asset, net	403,912	425,171
License agreement	170,075	170,075

Total assets	$2,691,588	$2,199,970

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,199,592	$465,204
Notes payable - related party	683,700	283,700
Notes payable - other	1,941,762	1,099,734
Accrued interest payable	61,585	45,696
Current portion of operating lease obligation	75,284	73,289
Warrant liability	1,162,405	1,085,360
Total current liabilities	5,124,328	3,052,983

Long-term liabilities
Convertible notes payable	150,000	150,000
Long-term portion of operating lease obligation	358,768	378,744
Total liabilities	5,633,096	3,581,727

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 800,000,000 shares authorized, 7,746,687 and 7,742,687 shares issued and outstanding	7,747	7,743
Additional paid in capital	7,489,258	7,469,262
Accumulated deficit	(10,101,174)	(8,521,423)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(2,941,508)	(1,381,757)

Total liabilities and stockholders’ deficit	$2,691,588	$2,199,970

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$-	$-

Operating expenses:
General and administrative	762,141	501,923
Amortization expense	21,259	12,500
Depreciation expense	5,993	5,525
Total operating expenses	789,393	519,948

Other income (expense):
Loss on valuation of warrant liability	(77,045)	-
Interest expense	(713,313)	(13,798)
Total other income (expense)	(790,358)	(13,798)

Net loss before income taxes	(1,579,751)	(533,746)
Income taxes	-	-

Net loss	$(1,579,751)	$(533,746)

Net loss per share, basic and diluted	$(0.20)	$(0.07)

Weighted average shares outstanding, basic and diluted	7,744,544	7,293,549

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2021	7,742,687	$7,743	$7,469,262	$(8,521,423)	$(337,339)	$(1,381,757)

Stock compensation expense	4,000	4	19,996	-	-	20,000
Net loss	-	-	-	(1,579,751)	-	(1,579,751)

Balance at March 31, 2022	7,746,687	$7,747	$7,489,258	$(10,101,174)	$(337,339)	$(2,941,508)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2020	7,237,464	$7,237	$5,972,445	$(5,653,540)	$(337,339)	$(11,197)

Common stock sales	53,000	53	529,947	-	-	530,000
Stock issued for conversion of notes payable	443,783	444	889,587	-	-	890,031
Stock issued in lieu of accrued interest and lending fee	929	1	2,291	-	-	2,292
Net loss	-	-	-	(533,746)	-	(533,746)

Balance at March 31, 2021	7,735,176	$7,735	$7,394,270	$(6,187,286)	$(337,339)	$877,380

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,579,751)	$(533,746)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Loss on valuation of warrant liability	77,045	-
Amortization of debt discount	627,047	-
Stock compensation expense	20,000	-
Amortization of operating lease asset	21,259	-
Amortization of sublicense fees	-	12,500
Depreciation expense	5,993	5,525
Changes in operating assets and liabilities:
Other current assets	2,233	-
Accounts payable and accrued liabilities	426,509	(22,447)
Accrued interest payable	15,890	13,798
Other, net	-	-
Net cash flows used in operating activities	(383,775)	(524,370)

Cash flows from investing activities:
Additions to property and equipment	(350,851)	(19,779)
Net cash flows used in investing activities	(350,851)	(19,779)

Cash flows from financing activities:
Common stock sales	-	530,000
Issuance of notes payable - related party	400,000	-
Issuance of notes payable - other	175,127	-
Payment of notes payable - other	-	(300,000)
Net cash flows provided by financing activities	575,127	230,000

Net decrease in cash and cash equivalents	(159,499)	(314,149)
Cash and cash equivalents at beginning of period	192,484	499,146

Cash and cash equivalents at end of period	$32,985	$184,997

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$-	$892,323
Accounts payable for additions to property and equipment	307,879	-

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs.  On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency.  Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which involve the rapid application of therapeutics using inhaler technology that the Company licensed from a third party as a result of the execution of a license agreement with the licensor (see Note 4).  In conjunction with the adoption of that new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020.  At that time, the Company also commenced initial sales of its inhaler products. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended such sales.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2022, the results of its operations for the three month periods ended March 31, 2022 and 2021, the changes in its stockholder’s deficit for the three month periods ended March 31, 2022 and 2021, and cash flows for the three month periods ended March 31, 2022 and 2021.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022.

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

Reverse Stock Split - On March 31, 2022, the Company completed a Board of Directors approved 1-for-25 reverse stock split.  Accordingly, all common stock share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.  At the same time, the total number of shares of common stock authorized was increased to 800 million.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory - Inventory as of March 31, 2022 and December 31, 2021, consists of inhalers and related products and supplies delivered to a secured location within the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Recently Issued Accounting Pronouncements - During the three months ended March 31, 2022, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from March 31, 2022 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 12).

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $10,101,174 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

Effective November 15, 2019, we entered into a sublicense agreement (the “TMDI Agreement”) with Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), whereby we acquired a sublicense from TMDI to use certain technology regarding MDI’s that TMDI had licensed from EM3 and the right to use the RxoidTM brand name owned by TMDI. At that time, TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “Original EM3 Exclusive License”).  Pursuant to the TMDI Agreement, we obtained substantially the same rights that TMDI had under the Original EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction, in consideration for the issuance of 5,600,000 shares of the Company’s common stock. Such rights were recorded as the acquisition of an intangible asset in the amount of $140,000, based on the par value of the shares issued.

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

During the term of the TMDI Agreement, we were required to reimburse TMDI for the initial two year license fee owed by TMDI to EM3 in the amount of $200,000.  We partially satisfied this obligation by making an equipment purchase on behalf of EM3 in the amount of $135,000, and agreed to pay the remaining license fee of $65,000, either by making cash fee payments or by making cash purchases of certain supplies from EM3, within a 24-month period (for which, we had recorded a liability of $44,925 for the unpaid portion of this amount in accounts payable as of December 31, 2020). We had recorded the entire $200,000 license fee as an intangible asset and were amortizing such expense on a straight-line basis over a 24-month period at the rate of $25,000 per quarter. Pursuant to the termination of the two agreements on February 9, 2021, we no longer owe TMDI (or EM3) any license fees under either agreement (including, the accrued liability of $44,925). Effective as of February 2021, the Company is accounting for the licenses as an indefinite life asset not subject to amortization, resulting in the remaining balance of $170,075 being subjected to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

(5)Asset Acquisition

On November 16, 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products and its owners, with an effective date of November 1, 2020 (the “RJ Agreement”). Pursuant to the terms of the RJ Agreement, we purchased the intellectual property owned by Razor Jacket and the related equipment owned by the two members of Razor Jacket for a total purchase price of: (a) $300,000 in cash, paid at closing; (b) 25,000 shares of restricted common stock, issued at closing; and (c) the right for the sellers to earn up to 16,500,000 shares of our Series A of preferred stock, which are convertible into common stock on a one-for-one basis, subject to certain conditions.  The acquired equipment has been shipped to our existing facilities in Texas, where it is awaiting installation in a new location in that area (see Note 6).

The Company has accounted for this transaction as an acquisition of assets, pursuant to the provisions of Accounting Standards Codification (ASC) 805-50.  Accordingly, we have accounted for each component of the purchase price as follows:

•We have charged the $300,000 in cash paid to the sellers at closing, which reflects an underlying cost that was a prepaid asset at closing and has no continuing benefit to the Company, to general and administrative expense in the nine-month transition period ended December 31, 2020.

•We have allocated the 25,000 shares of restricted common stock issued to the sellers at closing as an addition to property and equipment in the amount of $500,000, based on an agreed upon price of $0.80 per share, which approximated the then current quoted price of the Company’s common stock, in accordance with the terms of the RJ Agreement.

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

(6)Property and Equipment

As of March 31, 2022, and December 31, 2021, the Company had the following balances of property and equipment:

	March 31, 2022	December 31, 2021
Equipment purchased from Razor Jacket, LLC and awaiting installation in the Company’s facilities in Addison, Texas	$500,000	$500,000
Equipment located in the Company’s facilities in Dallas, Texas	221,412	221,412
Leasehold improvements in progress at the Company’s new facilities in Addison, Texas	1,149,735	491,005
Leasehold improvements in the Company’s existing facilities in Dallas, Texas	2,500	2,500
Total property and equipment	1,873,647	1,214,917

Less: Accumulated depreciation	(35,348)	(29,355)
Net property and equipment	$1,838,299	$1,185,562

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 8).  As of March 31, 2022, the Company was in the process of building out this space with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the second quarter of 2022.  As of March 31, 2022, the Company had capitalized leasehold improvements in progress at the new location in the amount of $1,149,735, of which $623,525 had not been paid and is reflected in Accounts Payable as of that date.

The equipment purchased from Razor Jacket, LLC in November 2020 was recently shipped to the Company’s existing facilities near Dallas, Texas, where it is awaiting installation in the new location in Addison, Texas, referenced above (see Note 5).

(7)Notes Payable

As of March 31, 2022 and December 31, 2021, the Company had the following note payable obligations:

	March 31, 2022	December 31 2021
Convertible debenture issued to an accredited investor on August 4, 2021, due May 1, 2022 in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 194,118 shares of common stock at $10.00 per share and automatically convertible at 25% discount to the price per share of common stock in a qualified offering (net of unamortized debt discount of $221,100 as of March 31, 2022).	$1,720,076	$1,075,048

Convertible promissory notes issued to an accredited investors on November 15, 2019, maturing in 5 years, accruing interest at 5% per annum, convertible into common stock at $1.25 per share.	150,000	150,000

Unsecured advances received from two officers in May through August 2021, accruing interest at 1% per annum, payable on demand.	260,000	260,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to mature in one year and to be convertible into common stock at $1.25 per share.	48,386	48,386

Promissory note issued to an independent director on January 28, 2022, accruing interest at approximately 18% per annum, due on January 28, 2023	400,000	-

Promissory note issued to an institutional investor on March 8, 2022, accruing interest at approximately 8% per annum, due on March 8, 2023	197,000	-

Total notes payable	$2,775,462	$1,533,434

Future maturities of notes payable as of March 31, 2022, without taking into account the unamortized debt discount, are as follows:

Year ending March 31, 2023	$2,846,562
Year ending March 31, 2024	-
Year ending March 31, 2025	150,000
$2,996,562

On August 4, 2021, the Company closed a short-term bridge loan with an institutional investor in the gross amount of $1,941,176.  The closing of this bridge loan resulted in net proceeds to the Company of $1,650,000, after deducting the 15% original issue discount, which the Company is accreting as a non-cash charge to interest expense over the term of the loan.  We recorded amortization on this original issue discount for the period from August 4, 2021 to March 31, 2022, in the cumulative amount of $258,823. The bridge loan is in the form of a convertible debenture with a maturity date in May 2022 or earlier upon the closing of a public offering of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a national securities exchange (including Nasdaq).  Due to unforeseen delays experienced in our planned public offering of common stock on a national exchange, we recently reached an agreement in principle with the institutional investor for an extension and expansion of borrowings under this bridge loan, based on terms that are yet to be agreed upon.

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

(a)$10.00 per share, which is equal to 100% of the market price of the Company’s common stock on the day prior to the closing of the offering, or

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

In conjunction with the convertible debenture, we granted the investor five-year warrants to purchase a total of 194,118 shares of our common stock at an exercise price of $10.00 per share.  Such warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement for the underlying shares of common stock, is not effective. The exercise of the warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder. The warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock at a price less than the then exercise price of the warrants, subject to certain exceptions, the exercise price of the warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price.  The warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant). Additionally, we made a grant to the placement agent for the bridge loan of warrants to purchase a total of 9,706 shares of our common stock at an exercise price of $10.00 per share, with substantially similar terms. All of these warrants are outstanding as of March 31, 2022.

The Company accounted for the issuance of the warrants as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, the warrant liability was valued at issuance in the amount of $1,717,213. This was recorded as a discount to the convertible debt of $1,650,000 with the excess $67,213 expensed as interest. The Company accreted the debt discount to interest expense over the term of the convertible debenture. Debt discount amortization for the three months ended March 31, 2022 was $627,047.  As of March 31, 2022, we adjusted the warrant liability, to its then current fair value of $1,162,405, based on the Black Scholes model, resulting in a loss on warrant liability in the three months ended March 31, 2022 of $77,045 that was recorded in the statement of operations.

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

In the three months ended March 31, 2022, the Company closed two short-term loans from two different lenders in the total amount of $597,000.  One of these loans was from an independent director of the Company in the amount of $400,000. Both of these loans were in the form of unsecured promissory notes bearing interest at rates of approximately 8-18% per annum with a maturity of one year. For the larger note with an independent director, the principal amount and accrued interest are due at maturity whereas for the smaller note with an institutional investor, monthly payments of principal and interest of $21,276 are required, beginning on May 16, 2022.  In the event of a default by the Company on the payment terms of either note, the notes would be convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.001875 per share; and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion. The Company expects to use the proceeds of these loans to meet its short-term working capital needs in anticipation of ultimately closing a qualified listing on a national exchange, of which there can be no assurance.

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020.  As of March 31, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $41,141, remain outstanding and are available to be subsequently converted into 172,661 shares of common stock, subject to the ownership limitation (see Note 9).

Effective November 15, 2019, the following transactions took place in the Company’s notes payable:

•The Company entered into new promissory notes with two accredited investors under which the Company borrowed a total of $300,000, with such notes maturing in five years, accruing interest at 5% per annum, and being convertible into common stock at the option of the holders, at a conversion price of $1.25 per share.

•The two holders of outstanding convertible notes payable elected to exercise their existing rights to convert a portion of their notes into shares of common stock, at the stated conversion ratio of $3.25 per share.  The two holders converted a total principal amount of $2,034,760 in notes into a total of 626,080 shares of common stock leaving the remaining total principal balance of $165,240 unconverted at that time (it was subsequently converted effective March 31, 2021).

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $1.25 per share (of the total notes amended, notes in the amount of $708,150 have been converted into common stock through March 31, 2021 and 2022, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)Long Term Lease Obligation

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 6). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026.  As of March 31, 2022, the Company is building out this space and intends to utilize it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility. The Company is accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.

Future operating lease minimum payments, together with their present values as of March 31, 2022, are summarized as follows:

Year ending December 31, 2022	$94,226
Year ending December 31, 2023	98,509
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
Total future minimum lease payments	513,960
Less amounts representing interest	(79,908)
Present value of lease liability	434,052
Current portion of operating lease liability	(75,284)

Long-term portion of operating lease liability	$358,768

As of March 31, 2022, the operating lease right-of-use asset and operating lease liabilities were $403,912 and $434,052, respectively.  The long-term portion of the operating lease liabilities, $358,768, is included in long-term obligations.  As of March 31, 2022, the weighted-average discount rate for this operating lease was 5%.

The future operating lease payments are guaranteed by an employee of the Company.

(9)Stockholders’ Equity

Effective January 13, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to increase the total authorized shares of common stock of the Company from 200 million shares to 750 million shares, which was later increased to 800 million shares on March 31, 2022 (see Note 2), and to authorize 100 million shares of “blank check” preferred stock of the Company.  Subsequently, the Company filed three separate designations of preferred stock with the Secretary of State of Nevada, beginning in November 2020, designating 16,500,000 shares of Series A preferred stock, 2,000,000 shares of Series B preferred stock, and 8,500,000 shares of Series C preferred stock, however, no shares of preferred stock have been issued to date.

On February 11, 2022, the Company issued a total of 4,000 shares of common stock to the two principals of a private company as compensation for arranging a contingent purchase of lab equipment from them.  The Company valued such shares at $5.00 per share resulting in recognizing non-cash compensation expense in the three months ended March 31, 2022 in the amount of $20,000. Under the agreement with the principals of the private company, the Company may complete the purchase of the lab equipment by making a cash payment to them of

$52,000, by no later than June 30, 2022, subject to completion of a qualified listing on a national exchange. If such a listing is not completed by that date, the Company may elect to return the equipment, however, the two principals will retain the 4,000 shares of common stock as compensation.

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020.  As of March 31, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $41,141, remain outstanding and are available to be subsequently converted into 172,661 shares of common stock, subject to the ownership limitation (see Note 7).

During the three months ended March 31, 2021, the Company entered into private stock subscription agreements with several accredited investors whereby it sold them a total of 53,000 shares of restricted common stock at an offering price of $10.00 per share, resulting in gross proceeds to the Company of $530,000.  The investors also received an equal number of warrants to purchase additional shares of common stock at exercise prices of $21.25 to $25.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2020 Plan is the sum of (i) 1,000,000 shares, and (ii) an annual increase on March 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 10,000,000 incentive stock options may be granted pursuant to the terms of the 2020 Plan.

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

In March 2018, the Board approved the establishment of a 2018 Stock Option Plan with an authorization for the issuance of up to 800,000 shares of common stock. The Plan is designed to provide for future discretionary grants of stock options, stock awards and stock unit awards to key employees and non-employee directors.  The Company has made no awards under the 2018 Stock Option Plan to date.

(10)Related Party Transactions

Office services were provided without charge by our Chief Executive Officer and director, Donal R. Schmidt, Jr., from November 15, 2019 to June 30, 2021, at which time, the Company relocated to a new leased office location through December 31, 2021. Pending completion of the build out of the new office and lab space in Addison, Texas (see Note 6), the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company, effective as of  January 1, 2022. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company’s audit committee is tasked with resolving related party conflicts.

(11)Commitments and Contingencies

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

(12)Subsequent Events

Effective April 1, 2022, the Company granted a common stock purchase warrant to a Washington, DC based firm that it has engaged to provide consulting services relating to certain federal regulatory matters.  The warrant will enable the firm to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $10.00 per share, or the lower of any public offering related conversion price, for a period of 10 years.  The warrant is structured to be exercisable in six separate tranches of from 160,000 shares to 40,000 shares, assuming specified performance milestones are met by the firm for each tranche.

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

•Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022, and 2021.

•Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), entered into a sublicense agreement (the “Sublicense Agreement”) whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI had licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any pre-existing licensing rights), pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “Original EM3 Exclusive License”). Pursuant to the Sublicense Agreement the Company obtained substantially the same rights that TMDI had under the Original EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing hemp extract or hemp isolates or a combination thereof in any legal jurisdiction in consideration for 5,600,000 shares of the Company’s common stock (issued in November 2019).

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

Subsequently, in December 2020, as part of a contemplated liquidation of TMDI, its owners were distributed all of TMDI’s 5,600,000 shares of stock which is subject to Trading Agreements entered into between the Company and the prior shareholders of TMDI.

On February 9, 2021, the Company entered into a Settlement and Mutual Release Agreement dated February 9, 2021 (the “Settlement Agreement”) with TMDI, Diamond Head Ventures, LLC, an entity owned and controlled by Mr. Schmidt and a predecessor to TMDI (“Diamond Head”), EM3, the owner of EM3, Richard Adams (“Adams”) and Holly Brothers Pictures, LLC, an entity co-owned by Mr. Schmidt and Mr. Adams (“Holly”). The Settlement Agreement was entered into in order to settle certain disputes which had arisen between the parties relating to the Sublicense Agreement, Original EM3 Exclusive License, and related agreements. Pursuant to the Settlement Agreement, the parties agreed to (a) terminate the Sublicense Agreement, Original EM3 Exclusive License, and a separate Sales and Licensing Agreement dated November 21, 2018, pursuant to which EM3 agreed to sell certain consumables to Diamond Head and provide a license to use certain intellectual property in connection therewith; (b) Adams agreed that the Company was no longer required to issue him 4,000 shares of the Company’s common stock, which were to be issued to him pursuant to the terms of the First Amendment (which have not been issued as of such date); (c) EM3 and Adams agreed to enter into a new Exclusive License Agreement with the Company (discussed below); (d) each of the parties to the Settlement Agreement, other than the Company, agreed that the Company was the rightful owner of all improvements to the Licensed IP (as defined below), which was created by TMDI, Diamond Head or the Company, prior to, and after the date of the parties’ entry into the Settlement Agreement; (e) Holly Brothers agreed to transfer to Adams ownership of a touring coach; and (f) each of TMDI, Diamond Head and the Company provided a general release to EM3 and Adams, and EM3 and Adams provided a general release to each of TMDI, Diamond Head, and each of their officers, directors and related parties. As a result of the release, the Company no longer owes TMDI (or EM3) any license fees under the Sublicense Agreement or Original EM3 Exclusive License (including, but not limited to the $65,000 previously owed under the terms of the Sublicense Agreement, which amount was previously accrued).

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

The Company paid $300,000 in cash, and issued 25,000 shares of restricted common stock to the owners, and provided them the right to earn up to 16.5 million shares of Series A Preferred Stock of the Company, convertible for common stock on a one-for-one basis, subject to certain conditions.  As of the date of this filing, the Company fully expects all conditions will have been met in the near future, which includes the construction of a new facility and completion of patent applications.

Plan of Operations

Since execution of the Sublicense Agreement with TMDI in November 2019, our plan of operations has been primarily focused on preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended such sales.  In that regard, we have supplemented the proceeds received from the sale of convertible notes with the private sales of restricted shares of our common stock to various accredited investors, and completed the sale of a convertible debenture in August 2021 in the aggregate principal amount of $1,941,176, as discussed in greater detail below, to further fund our operations moving forward.

Reverse Stock Split

On March 31, 2022, the Company completed a Board of Directors approved 1-for-25 reverse stock split. Accordingly, all common stock share and per share amounts herein and in our consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. At the same time, the total number of shares of common stock authorized was increased to 800 million.

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

•Increasing penetration of hemp user. There is a decreasing stigma around the use of non- tetrahydrocannabinol (THC) cannabis products as a result of legal, regulatory and social views are rapidly evolving. However, there are still some people and physicians unwilling to use these products largely based on the inability to achieve accurate and controlled dosing. Our product lines are designed to be manufactured to ensure an accurate and measured dose with every actuation. We believe that this will allow us to provide consumers and medical practitioners with the peace of mind that they can utilize our products safely and effectively and thus bring new consumers into the category.

•Expand our product portfolio. We plan to grow our product portfolio by expanding into areas where we can identify “safe for inhalation” non-THC ingredients which are currently being used in less efficacious delivery methods and put them into our delivery device.

•Cannabinoids, the U.S. The Food and Drug Administration (FDA), and Clinical Testing. The cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation.  There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our goal is to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We have partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems. This timing of this testing is based on the results of the FDA application process, described below. In addition to clinical testing, we have engaged with a group of FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA. We have removed products sold under the nhāler brand name from the market because we are preparing to file an IND (Investigational New Drug Application) with the FDA. We have hired a law firm to prepare the application and have further hired a lobbying firm located in Washington, D.C. to interface with the FDA on our behalf in the U.S. Congress. The Company is presently intending to conduct a pre-IND meeting with the FDA prior to filing the actual IND application with the FDA. The Company believes the pre-IND meeting and the IND application will occur in the second quarter of 2022.

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

Results of Operations for the three months ended March 31, 2022 compared to 2020

The following discussion reflects the Company’s revenues and expenses for the three-month periods ended March 31, 2022 and 2021, as reported in our consolidated financial statements included in Item 1.

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended such sales.

General and Administrative Expense - General and administrative expenses for the three months ended March 31, 2022 were $762,141 compared to $501,923 in the three months ended March 31, 2021.  This increase was due to higher level corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as to various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.  We expect the level of both types of expenses to generally rise in comparison to prior year amounts in the foreseeable future.

Amortization Expense - Amortization expense for the three months ended March 31, 2022 was $21,259, compared to $12,500 in the three months ended March 31, 2021.  This increase was due to the amortization expense recognized in the three months ended March 31, 2022 on an operating lease asset beginning in October 2021, which was partially offset by amortization expense recorded in the three months ended March 31, 2021 related to the Sublicense Agreement, which was terminated effective February 9, 2021, under which the Company had been obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the three months ended March 31, 2022 was $5,993, compared to $5,525 in the three months ended March 31, 2021.  This increase reflects the rising depreciation level on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the three months ended March 31, 2022 was $713,313, compared to $13,798 in the three months ended March 31, 2021.  This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants issued in conjunction with a convertible debenture in August 2021.  Other income (expense) also includes a loss from the change in valuation of the warrant liability in the quarter ended March 31, 2022 of $77,045.

Net Loss - Net loss for the three months ended March 31, 2022 was $1,579,751, compared to $533,746 in the three months ended March 31, 2021, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended March 31, 2022 was $383,775, compared to $524,370 in the three months ended March 31, 2021.  This net decrease largely occurred because the full cash impact of the higher level of general and administrative expenses incurred in the three months ended March 31, 2022 was delayed, as a relatively large portion of such amounts were only accrued and not paid in the current quarter.

Investing activities. Net cash used in investing activities for three months ended March 31, 2022 was $350,851, compared to $19,779 in the three months ended March 31, 2021.  This increase was largely due to the amounts paid in the three months ended March 31, 2022 on the build out of the Company’s new corporate office and laboratory space located in Addison, Texas, which the Company is expecting to complete in the second or third quarter of 2022.

Financing activities. Net cash provided by financing activities for three months ended March 31, 2022 was $575,127, compared to $230,000 in the three months ended March 31, 2021.  Net cash provided by financing activities in the three months ended March 31, 2022 resulted from the issuance of two promissory notes for new short-term loans, one of which was from an independent director in the amount of $400,000, and one of which was from an institutional investor in the net amount of $175,127, after deducting an original issue discount $21,873.  Both of these loans were in the form of unsecured promissory notes bearing interest at a rate of approximately 8-18% per annum with a maturity of one year. For the larger note with an independent director, the principal amount and accrued interest are due at maturity whereas for the smaller note with an institutional investor, monthly payments of principal and interest of $21,276 are required, beginning on May 1, 2022.  Net cash provided by financing activities in the three months ended March 31, 2021 of $230,000 reflected the private sales of 53,000 shares of restricted common stock to three accredited investors at an offering price of $10.00 per share, partially offset by the repayment of notes payable in the amount of $300,000.

In order to meet short-term working capital needs in the summer of 2021, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and its Senior Vice President) in May through August 2021 in the net amount of $260,000.  Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing.  However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

In order to further meet our working capital needs in advance of a proposed underwritten offering, which may not be completed timely, if at all, on August 4, 2021, the Company sold an accredited investor an Original Issue Discount Convertible Debenture in the original principal amount of $1,941,176 (the “Debenture”) and a warrant to purchase up to 194,118 shares of common stock of the Company (the “Investor Warrants”). The Debenture and the Warrants were purchased for an aggregate of $1,650,000 (a 15% discount to the principal amount of the Debenture). The amount owed under the Debenture is due upon the earlier of (a) May 1, 2022, and (b) the date of a Qualified Offering (defined below), unless earlier converted into common stock of the Company, as discussed below. “Qualified Offering” means a single public offering of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a national securities exchange (including Nasdaq). The Debenture may not be prepaid without the prior written consent of the holder. The Debenture does not accrue interest, except upon the occurrence of an event of default, at which time the amount owed accrues interest at the rate of 18% per annum, until paid in full. Due to unforeseen delays experienced in our planned public offering of common stock on a national exchange, we recently reached an agreement in principle with the institutional investor for an extension and expansion of borrowings under this bridge loan, based on terms that are yet to be agreed upon.

The amount owed under the Debenture, including amounts owed upon the occurrence of an event of default, may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price of $10.00 per share (the “Conversion Price”), provided that the outstanding amount of the Debenture automatically converts into common stock of the Company upon the closing of a Qualified Offering, at the lower of (i) the Conversion Price; and (ii) 75% of the offering price of the Qualified Offering. The conversion of the Debenture is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99%, with at least 61 days prior written notice by the holder thereof.

The Investor Warrants, which are evidenced by a Common Stock Purchase Warrant (the “Warrant Agreement”), have an exercise price of $10.00 per share, and may be exercised at any time from the grant date of the Investor Warrants until August 3, 2026. The total number of shares of common stock issuable upon exercise of the warrants equals 100% of the total initial shares of common stock issuable upon conversion of the Debenture. The Investor Warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement registering the shares of common stock issuable upon exercise thereof, is not effective with the Securities and Exchange Commission. The exercise of the Investor Warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder thereof. The Investor Warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the Investor Warrants, subject to certain customary exceptions and the sale of up to $1.5 million in private transactions, the exercise price of the Investor Warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such Investor Warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders.

Pursuant to a Placement Agent Agreement entered into with Maxim Group LLC (the “Placement Agent”), who served as placement agent for the offering of the Debenture and Investor Warrants, we agreed to pay the Placement Agent for the offering a cash commission of 8% of the gross proceeds received in the offering ($132,000), and to grant the Placement Agent a warrant to purchase 5% of the total shares issuable upon conversion of the Debenture (9,706), with an exercise price equal to the same exercise price as the Investor Warrants $10.00 per share), which have a term of five years and are in substantially similar form as the Investor Warrants (the “Placement Warrants” and together with the Investor Warrants, the “Offering Warrants”). We agreed to register the shares of common stock issuable upon exercise of the Placement Warrants under the Securities Act.

The proceeds of the Debenture offering are being used to meet the Company’s short-term working capital needs in anticipation of ultimately closing a qualified listing on a national exchange and raising capital in connection with an underwritten offering, provided no assurance can be given that the Company will be successful in uplisting to a national exchange or achieving a closing of the underwritten public offering.

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020.  As of March 31, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $41,141, remain outstanding and are available to be subsequently converted into 172,661 shares of common stock, subject to the ownership limitation

On October 15, 2020, the Company entered into a private stock subscription agreement with an accredited investor whereby the Company agreed to sell the investor 105,600 shares of restricted common stock and warrants to purchase 240,000 shares of the Company’s common stock at an exercise price of $12.50 per share and a term of one year, in exchange for a cash payment to the Company in the amount of $100,000, and the performance of certain other obligations.  Based on previous negotiations between the Company and the investor prior to the execution of this agreement, the investor had made a provisional payment of $90,000, which was reflected by the Company as a liability as of September 30, 2020.  Upon execution of the agreement, the investor paid the remaining $10,000 to the Company. The resale of the shares held by the purchaser are subject to a lock-up agreement.

In November 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, an Oregon based supplier of isolate and related products, to acquire all of Razor Jacket’s equipment relating to the manufacture of cannabinoid isolates and related products. As previously noted, the Company paid $300,000 in cash at closing, and issued 25,000 shares of restricted common stock to the owners of Razor Jacket, and provided them the right to earn up to 16.5 million shares of Series A Preferred Stock of the Company, convertible for common stock on a one-for-one basis, subject to certain conditions.

We have not generated a net profit from the limited sales of our inhaler products beginning in early 2020.  Due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended such sales. Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $10,101,174 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022, for a further description of our critical accounting policies and estimates.

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

As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2021), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2022.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K, which are incorporated by reference herein, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2021, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended March 31, 2022 or from April 1, 2022, through the date of this Report, which have not previously been disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, or in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1#	Asset Purchase and Sales Agreement dated October 23, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., as purchaser, and Razor Jacket, LLC, Frank Gill, and Ryan Johnson, as sellers	8-K	000-55018	2.1	10/29/2020
2.2	First Amendment to Asset Purchase and Sales Agreement dated November 16, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., as purchaser, and Razor Jacket, LLC, Frank Gill, and Ryan Johnson, as sellers	8-K	000-55018	2.2	11/18/2020
2.3	Membership Interest Purchase Agreement by and between the sole member of Rxoid Health Solutions, LLC, and Rapid Therapeutic Science Laboratories, Inc., dated November 30, 2020	8-K	000-55018	2.1	2/9/2021
3.1	Amended and Restated Articles of Incorporation	8-K	000-55018	3.1	1/21/2020
3.2	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 12, 2020	8-K	000-55018	3.1	11/18/2020
3.3	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.1	6/2/2021
3.4	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.2	6/2/2021
3.5	Bylaws	S-1	333-188781	3.2	5/23/2013
4.1	Description of Securities of the Registrant	10-K	000-55018	4.1	3/16/2022

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of five-year Note issued in Exchange Agreement between Holly Brothers Pictures, Inc., PBC Group, LLC and Black Car, Inc. dated February 1, 2018	8-K	000-55018	10.4	2/2/2018
10.2**	Rapid Therapeutic Science Laboratories, Inc. 2018 Amended and Restated Stock Plan	10-K/A	000-55018	10.1	8/27/2020
10.3	Sublicense Agreement between Texas MDI, Inc. and Holly Brothers Pictures, Inc., dated as of November 15, 2019	8-K	000-55018	10.1	11/22/2019
10.4	Exclusive License Agreement dated October 1, 2019 by and between Texas MDI, Inc. and EM3 Methodologies, LLC [Filed as Exhibit A to the Sublicense Agreement incorporated by reference herein as Exhibit 10.3]	8-K	000-55018	10.1	11/22/2019
10.5	First Amendment to Exclusive License Agreement dated June 25, 2020 by and between Texas MDI, Inc. and EM3 Methodologies, LLC	10-K/A	000-55018	10.4	8/27/2020
10.6	Form of Promissory Note issued by Holly Brothers Pictures, Inc. to an investor, dated as of November 18, 2019, with a five year maturity	8-K	000-55018	10.2	11/22/2019
10.7	Form of Amendment to certain Promissory Notes issued by Holly Brothers Pictures, Inc. to various holders, dated as of November 18, 2019	8-K	000-55018	10.4	11/22/2019
10.8	Securities Purchase Agreement between Rapid Therapeutic Science Laboratories, Inc. and Power Up Lending Group, Ltd., dated as of June 30, 2020	8-K	000-55018	10.1	7/6/2020
10.9	Form of Subscription Agreement (August 2020)	10-Q	000-55018	10.2	8/13/2020
10.10**	Employment Agreement entered into between Rapid Therapeutic Science Laboratories, Inc. and Frank Gill, dated November 16, 2020	8-K	000-55018	10.1	11-18-2020
10.11	Assignment of Intellectual Property Agreement dated November 16, 2020, by and between Rapid Therapeutic Science Laboratories, Inc., Razor Jacket, LLC, Frank Gill and Ryan Johnson	8-K	000-55018	10.3	11-18-2020
10.12	Trading Agreement dated November 16, 2020, between Frank Gill and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.4	11-18-2020

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.13	Trading Agreement dated November 16, 2020, between Frank Gill, Ryan Johnson and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.5	11-18-2020
10.14	Form of Subscription Agreement $0.40 Per Share (January 2021 Private Offering)	8-K	000-55018	10.1	1-26-2021
10.15	Form of Common Stock Purchase Warrant (January 2021 Private Offering)	8-K	000-55018	10.2	1-26-2021
10.16**	Employment Agreement with Duane Drinkwine dated January 11, 2021	8-K	000-55018	10.3	1-26-2021
10.17**	Trading Agreement dated January 11, 2021, with Duane Drinkwine	8-K	000-55018	10.4	1-26-2021
10.18	Settlement and Mutual Release Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., Texas MDI, Inc. (formerly Texas MDI, LLC), Diamond Head Ventures, LLC, EM3 Methodologies, LLC, and Richard Adams and Holly Brothers Pictures, LLC	8-K/A	000-55018	10.1	2/9/2021
10.19	Exclusive License Agreement dated February 9, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., EM3 Methodologies, LLC, and Richard Adams	8-K/A	000-55018	10.2	2/9/2021
10.20	Form of Subscription Agreement $0.40 Per Share (First and Second Quarter 2021 Private Offering)	10-Q	000-55018	10.7	5/14/2021
10.21	Independent Contractor Agreement dated April 22, 2021, by and between We the 23, LLC, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.1	6/2/2021
10.22	Trading Agreement dated April 22, 2021, between We the 23, LLC and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.2	6/2/2021
10.23	Independent Contractor Agreement dated May 18, 2021, by and between Epic Medical Research, and Rapid Therapeutic Science Laboratories, Inc.	8-K	000-55018	10.3	6/2/2021
10.24	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., for August 2021 Private Offering (to purchase 4,852,940 shares of common stock)	8-K	000-55018	4.1	8/5/2021

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.25	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., granted to Maxim Group LLC and assigns	8-K	000-55018	4.2	8/5/2021
10.26	Form of Securities Purchase Agreement dated August 1, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., and the Purchaser party thereto	8-K	000-55018	10.1	8/5/2021
10.27	Form of Original Issue Discount Convertible Debenture Due May 1, 2022, dated August 4, 2021, in the amount of $1,941,176	8-K	000-55018	10.2	8/5/2021
10.28	Form of Leak-Out Agreement (August 2021 Offering)	8-K	000-55018	10.3	8/5/2021
10.29	Commercial Lease Agreement, dated October 1, 2021, between Triple D Rosegate, LLC and Rapid Therapeutic Science Laboratories, Inc.	10-Q	000-55018	10.8	11/10/2021
10.30**	First Amended and Restated Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan	8-K	000-55018	10.1	1/18/2022
10.31	(not used)
10.32	(not used)
10.33**	Securities Purchase Agreement dated January 28, 2022, by and between Rapid Therapeutic Science Laboratories, Inc., and J. Scott Suggs	8-K	000-55018	10.1	2/1/2022
10.34**	$400,000 Promissory Note dated January 28, 2022, by Rapid Therapeutic Science Laboratories, Inc., in favor of J. Scott Suggs	8-K	000-55018	10.2	2/1/2022
14.1	Code of Ethics	8-K	000-55018	14.1	2/9/2021
21.1	Subsidiaries of the Registrant	10-K	000-55018	21.1	3/16/2022
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
99.1	Charter of the Audit Committee	8-K	000-55018	99.1	2/9/2021
99.2	Charter of the Compensation Committee	8-K	000-55018	99.2	2/9/2021
99.3	Charter of the Nominating and Corporate Governance Committee	8-K	000-55018	99.3	2/9/2021
99.4	Whistleblower Protection Policy	8-K	000-55018	99.4	2/9/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

* Filed herewith.

** Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

May 11, 2022	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

May 11, 2022	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)