Form 10-Q
period 2022-06-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2022-08-12
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of August 12, 2022, was 7,746,687 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

FORM 10-Q

JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$112,164	$192,484
Inventory	175,047	175,047
Prepaid expenses	66,895	51,631
Total current assets	354,106	419,162

Property and equipment	1,564,502	1,214,917
Accumulated depreciation	(41,341)	(29,355)
Net property and equipment	1,523,161	1,185,562

Other long-term assets
Operating lease right-of-use asset, net	382,654	425,171
License agreement	170,075	170,075

Total assets	$2,429,996	$2,199,970

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$704,647	$465,204
Notes payable - related party	706,700	283,700
Notes payable - other	2,229,415	1,099,734
Accrued interest payable	80,960	45,696
Current portion of operating lease obligation	77,304	73,289
Warrant liability	1,061,564	1,085,360
Total current liabilities	4,860,590	3,052,983

Long-term liabilities
Convertible notes payable	150,000	150,000
Long-term portion of operating lease obligation	338,542	378,744
Total liabilities	5,349,132	3,581,727

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 800,000,000 shares authorized, 7,746,687 and 7,742,687 shares issued and outstanding	7,747	7,743
Additional paid in capital	7,548,468	7,469,262
Accumulated deficit	(10,138,012)	(8,521,423)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(2,919,136)	(1,381,757)

Total liabilities and stockholders’ deficit	$2,429,996	$2,199,970

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2022	2021

Revenues	$-	$424
Cost of goods sold	-	200
Gross profit	-	224

Operating expenses:
General and administrative	101,124	527,278
Amortization expense	21,258	-
Depreciation expense	5,993	5,525
Total operating expenses	128,375	532,803

Other income (expense):
Gain on valuation of warrant liability	857,127	-
Interest expense	(765,590)	(3,309)
Total other income (expense)	91,537	(3,309)

Net loss before income taxes	(36,838)	(535,888)
Income taxes	-	-

Net loss	$(36,838)	$(535,888)

Net loss per share, basic and diluted	$(0.00)	$(0.07)

Weighted average shares outstanding, basic and diluted	7,746,687	7,737,443

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Revenues	$-	$424
Cost of goods sold	-	200
Gross profit	-	224

Operating expenses:
General and administrative	863,265	1,029,201
Amortization expense	42,517	12,500
Depreciation expense	11,986	11,050
Total operating expenses	917,768	1,052,751

Other income (expense):
Gain on valuation of warrant liability	780,082	-
Interest expense	(1,478,903)	(17,107)
Total other income (expense)	(698,821)	(17,107)

Net loss before income taxes	(1,616,589)	(1,069,634)
Income taxes	-	-

Net loss	$(1,616,589)	$(1,069,634)

Net loss per share, basic and diluted	$(0.21)	$(0.14)

Weighted average shares outstanding, basic and diluted	7,745,759	7,516,629

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2021	7,742,687	$7,743	$7,469,262	$(8,521,423)	$(337,339)	$(1,381,757)

Stock compensation expense	4,000	4	19,996	-	-	20,000
Net loss	-	-	-	(1,579,751)	-	(1,579,751)

Balance at March 31, 2022	7,746,687	7,747	7,489,258	(10,101,174)	(337,339)	(2,941,508)

Stock compensation expense	-	-	59,210	-	-	59,210
Net loss	-	-	-	(36,838)	-	(36,838)

Balance at June 30, 2022	7,746,687	$7,747	$7,548,468	$(10,138,012)	$(337,339)	$(2,919,136)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2020	7,237,464	$7,237	$5,972,445	$(5,653,540)	$(337,339)	$(11,197)

Common stock sales	53,000	53	529,947	-	-	530,000
Stock issued for conversion of notes payable	443,783	444	889,587	-	-	890,031
Stock issued in lieu of accrued interest and lending fee	929	1	2,291	-	-	2,292
Net loss	-	-	-	(533,746)	-	(533,746)

Balance at March 31, 2021	7,735,176	7,735	7,394,270	(6,187,286)	(337,339)	877,380

Common stock sales	5,500	6	54,994	-	-	55,000
Net loss	-	-	-	(535,888)	-	(535,888)

Balance at June 30, 2021	7,740,676	$7,741	$7,449,264	$(6,723,174)	$(337,339)	$396,492

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,616,589)	$(1,069,634)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Gain on valuation of warrant liability	(780,082)	-
Amortization of debt discount	1,342,180	-
Stock compensation expense	79,210	-
Amortization of operating lease asset	42,517	-
Amortization of sublicense fees	-	12,500
Depreciation expense	11,986	11,050
Changes in operating assets and liabilities:
Other current assets	6,608	20,000
Accounts payable and accrued liabilities	244,658	62,528
Accrued interest payable	35,265	17,107
Other, net	-	-
Net cash flows used in operating activities	(634,247)	(946,449)

Cash flows from investing activities:
Additions to property and equipment	(354,800)	(39,779)
Net cash flows used in investing activities	(354,800)	(39,779)

Cash flows from financing activities:
Common stock sales	-	585,000
Issuance of notes payable - related party	423,000	250,000
Issuance of notes payable - other	525,127	-
Payment of notes payable - other	(39,400)	(300,000)
Net cash flows provided by financing activities	908,727	535,000

Net decrease in cash and cash equivalents	(80,320)	(451,228)
Cash and cash equivalents at beginning of period	192,484	499,146

Cash and cash equivalents at end of period	$112,164	$47,918

Supplemental cash flow data:
Cash paid for interest	$3,352	$-
Cash paid for income taxes	-	-

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$-	$892,323
Accounts payable for additions to property and equipment	5,215	-

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency. Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which involve the rapid application of therapeutics using inhaler technology that the Company licensed from a third party as a result of the execution of a license agreement with the licensor (see Note 4). In conjunction with the adoption of that new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020. At that time, the Company also commenced limited initial sales of its inhaler products. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended such sales.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2022, the results of its operations for the three month and six month periods ended June 30, 2022 and 2021, the changes in its stockholders’ deficit for the six month periods ended June 30, 2022 and 2021, and cash flows for the six month periods ended June 30, 2022 and 2021. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022.

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

Reverse Stock Split - Effective on March 31, 2022, the Company completed a shareholder approved 1-for-25 reverse stock split of its outstanding common stock. Accordingly, all common stock share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. At the same time, the total number of shares of common stock authorized was increased to 800 million.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all short-term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Inventory - Inventory as of June 30, 2022 and December 31, 2021, consists of inhalers and related products and supplies delivered to a secured location within the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Earnings per Share - Basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

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

Recently Issued Accounting Pronouncements - During the six months ended June 30, 2022, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from June 30, 2022 through the date the financial statements were issued, to determine if disclosure in this report is warranted.

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $10,138,012 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

Effective November 15, 2019, we entered into a sublicense agreement (the “TMDI Agreement”) with Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), whereby we acquired a sublicense from TMDI to use certain technology regarding MDI’s that TMDI had licensed from EM3 and the right to use the RxoidTM brand name owned by TMDI. At that time, TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “Original EM3 Exclusive License”).  Pursuant to the TMDI Agreement, we obtained substantially the same rights that TMDI had under the Original EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction, in consideration for the issuance of 5,600,000 shares of the Company’s common stock. Such rights were recorded as the acquisition of an intangible asset in the amount of $140,000, based on the then par value of the shares issued.

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

(5)Asset Acquisition

On November 16, 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products and its owners, with an effective date of November 1, 2020 (the “RJ Agreement”). Pursuant to the terms of the RJ Agreement, we purchased the intellectual property owned by Razor Jacket and the related equipment owned by the two members of Razor Jacket for a total purchase price of: (a) $300,000 in cash, paid at closing; (b) 25,000 shares of restricted common stock, issued at closing; and (c) the right for the sellers to earn up to 16,500,000 shares of our Series A of preferred stock, which are convertible into common stock on a one-for-25 basis, subject to certain conditions. The acquired equipment has been shipped to our existing facilities in Texas, where it is awaiting installation in a new location in that area (see Note 6).

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

(6)Property and Equipment

As of June 30, 2022, and December 31, 2021, the Company had the following balances of property and equipment:

	June 30, 2022	December 31, 2021
Equipment purchased from Razor Jacket, LLC and awaiting installation in the Company’s facilities in Addison, Texas	$500,000	$500,000
Equipment located in the Company’s facilities in Dallas, Texas	221,412	221,412
Leasehold improvements in progress at the Company’s new facilities in Addison, Texas	840,590	491,005
Leasehold improvements in the Company’s existing facilities in Dallas, Texas	2,500	2,500
Total property and equipment	1,564,502	1,214,917

Less: Accumulated depreciation	(41,341)	(29,355)
Net property and equipment	$1,523,161	$1,185,562

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 8). As of June 30, 2022, the Company was in the process of building out this space, pending obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the third quarter of 2022. As of June 30, 2022, the Company had capitalized leasehold improvements in progress at the new location in the amount of $840,590, of which $310,431 had not been paid and is reflected in Accounts Payable as of that date.

The equipment purchased from Razor Jacket, LLC in November 2020 has been shipped to the Company’s existing facilities near Dallas, Texas, where it is awaiting installation in the new location in Addison, Texas, referenced above (see Note 5).

(7)Notes Payable

As of June 30, 2022 and December 31, 2021, the Company had the following note payable obligations:

	June 30, 2022	December 31 2021
Convertible debenture issued to an accredited investor on August 4, 2021, in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 194,118 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, or September 1, 2022, convertible at 25% discount to the price per share of common stock in a qualified offering.	$1,941,176	$1,075,048

Convertible debenture issued to an accredited investor on May 31, 2022, in principal amount of $411,764, original issue discount of 15%, convertible at option of investor into a total of 41,176 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, or September 1, 2022, convertible at 25% discount to the price per share of common stock in a qualified offering.	105,954	-

Convertible promissory notes issued to an accredited investor on November 15, 2019, maturing in 5 years, accruing interest at 5% per annum, convertible into common stock at $1.25 per share.	150,000	150,000

Unsecured advances received from two officers beginning in May 2021 through April 2022, accruing interest at 1% per annum, payable on demand.	283,000	260,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to be convertible into common stock at $1.25 per share	48,386	48,386

Promissory note issued to an independent director on January 28, 2022, accruing interest at approximately 18% per annum, due on January 28, 2023	400,000	-

Promissory note issued to an institutional investor on March 8, 2022, accruing interest at approximately 8% per annum, due on March 8, 2023	157,600	-

Total notes payable	$3,086,116	$1,533,434

Future maturities of notes payable as of June 30, 2022, without taking into account the unamortized debt discount, are as follows:

Year ending June 30, 2023	$3,241,926
Year ending June 30, 2024	-
Year ending June 30, 2025	150,000
$3,391,926

On August 4, 2021, the Company closed a short-term bridge loan with an institutional investor in the gross amount of $1,941,176. The closing of this bridge loan resulted in net proceeds to the Company of $1,650,000, after deducting the 15% original issue discount. The Company accreted such discount as a non-cash charge to interest expense over the original term of the loan, which was extended by four months in May 2022, as further discussed below. Additionally, we granted the investor warrants to purchase a total of 194,118 shares of our common stock at an exercise price of $10.00 per share for a period of five years, which was extended by two years in May 2022, as further discussed below. The bridge loan is in the form of a debenture which is convertible into shares of the Company’s common stock at the lower of:

(a)$10.00 per share, which is equal to 100% of the market price of the Company’s common stock on the day prior to the closing of the offering, or

(b)a 25% discount to the offering price of the Company’s common stock in a qualified listing on a national exchange.

The bridge loan was originally structured with a maturity date of May 1, 2022, however, due to unforeseen delays experienced in the Company’s planned public offering of common stock on a national exchange, we were unable to repay or convert it by that date. On May 31, 2022, we reached an agreement with the institutional investor to extend the maturity of our existing Convertible Debenture in the amount of $1,941,176, until the earlier of (i) the completion of a qualified offering, (ii) an uplisting on a national exchange, or (iii) September 1, 2022, and simultaneously issued a new Convertible Debenture to the institutional investor payable for additional borrowings in the gross amount of $411,764, on substantially equivalent terms. As a result of this agreement reached with the institutional investor, we have restructured our specific obligations to this investor as follows:

•Extended the maturity of our existing Convertible Debenture, in the total amount of $1,941,176, to the earlier of a Qualified Offering (as defined in the debenture), the listing of the Company’s common stock on a “national securities exchange” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or September 1, 2022;

•Issued a new Convertible Debenture payable, in the gross amount of $411,764 (resulting in a net amount of $350,000), with a maturity of the earlier of a Qualified Offering (as defined in the debenture), the listing of the Company’s common stock on a “national securities exchange” as defined in the Exchange Act, or September 1, 2022;

•Extended the expiration of the existing Common Stock Purchase Warrants to purchase a total of 194,118 shares of the Company’s Common Stock at an exercise price of $10.00 per share (subject to certain adjustments) from August 3, 2026 to August 3, 2028; and

•Issued new Common Stock Purchase Warrants, to purchase a total of 388,236 shares of the Company’s common stock at an exercise price of $10.00 per share (subject to certain adjustments) with an expiration date of August 3, 2028.

Following the issuance of the initial Convertible Debenture in August 2021, the Company early adopted the provisions of ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We elected to apply this new accounting principle to the subject convertible borrowings using the modified retrospective method.  Pursuant to the provisions of ASC 470-60-35-5 with regard to debt modifications, we have accounted for the extension of the maturity of the initial Convertible Debenture in May 2022, on a prospective basis and, therefore, did not adjust any previously recorded amounts.

The two tranches of Common Stock Purchase Warrants that we have granted to the investor in August 2021 and May 2022, as well as a grant of warrants that we made in August 2021 to the placement agent for the bridge loan to purchase a total of 9,706 shares of our common stock at an exercise price of $10.00 per share, with substantially similar terms, are subject to certain ownership limitations and adjustment provisions. These warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant). As a result of this provision, the Company accounted for the issuance of the initial tranche of 203,824 warrants in August 2021 (including 9,706 shares to the placement agent) as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, the warrant liability was valued at issuance in the amount of $1,717,213 and was subsequently adjusted, as of December 31, 2021, to its then current fair value of $1,085,360. As of June 30, 2022, we adjusted the warrant liability to its current fair value of $365,456, based on the Black Scholes model, resulting in a gain on warrant liability of $719,904 that was recorded in our statement of operations for the six months ended June 30, 2022.

The Company has also accounted for the issuance of the additional tranche of 388,236 warrants in May 2022 as a liability recorded at fair value in accordance with ASC 480-10.  Using the Black Scholes model, such warrant liability was valued at issuance in the amount of $756,285. This liability was recorded as a discount to the convertible debt of $350,000 with the excess $406,285 expensed as interest. The Company is accreting the debt discount, along with the original issue discount on the convertible debt, to interest expense over the term of the convertible debenture and such accretion charge as of June 30, 2022 amounted to $105,954. As of June 30, 2022, we adjusted the warrant liability to its current fair value of $696,108, based on the Black Scholes model, resulting in a gain on warrant liability of $60,177 that was recorded in our statement of operations for the six months ended June 30, 2022.

Prior to obtaining the bridge loan noted above, the Company received a series of unsecured cash advances from two of its officers beginning in May 2021 through April 2022, in the net amount of $283,000. These related party advances accrue interest at the rate of 1% per annum and are payable on demand. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities in conjunction with the planned listing on a national exchange. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

In January and March 2022, the Company closed two short-term loans from two different lenders in the total amount of $597,000.  One of these loans was from an independent director of the Company in the amount of $400,000. Both of these loans were in the form of unsecured promissory notes bearing interest at rates of approximately 8-18% per annum with a maturity of one year. For the larger note with an independent director, the principal amount and accrued interest are due at maturity whereas for the smaller note with an institutional investor, monthly payments of principal and interest of $21,276 are required, which began in May 2022. In the event of a default by the Company on the payment terms of either note, the notes would be convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.001875 per share; and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion. The Company expects to use the proceeds of these loans to meet its short-term working capital needs in anticipation of ultimately closing a qualified listing on a national exchange, of which there can be no assurance.

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020. As of June 30, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $43,599, remain outstanding and are available to be subsequently converted into 174,627 shares of common stock, subject to the ownership limitation (see Note 9).

From June 30, 2020 to August 14, 2020, the Company entered into three identical Securities Purchase Agreements with an accredited investor (the “Buyer”) with respect to Convertible Promissory Notes (the “Notes”) issued by the Company to the Buyer in the total amount of $125,000.  The Notes had a maturity date of one year after the date of each issuance and bore interest at a rate of 12% per annum, which was not due until maturity.  At the option of the Buyer, the Notes could be converted into shares of the Company’s common stock, beginning one hundred eighty (180) days following the date of each issuance. Under this option, the conversion price was equal to a discount of 42% of the average of the three (3) lowest closing bid prices for the common stock during the prior fifteen (15) trading day period. On December 30, 2020, the Buyer elected to exercise the conversion option on $35,000 of principal of the first Note resulting in the issuance of 3,213 shares of common stock to the Buyer. In the three months ended March 31, 2021, the Buyer elected to exercise the conversion option on the remaining principal of the first Note and the entire principal of the second and third Notes resulting in the issuance of 10,581 shares of common stock to the Buyer.

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $1.25 per share (of the total notes amended, notes in the amount of $708,150 have been converted into common stock through June 30, 2022, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)Long Term Lease Obligation

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 6). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. As of June 30, 2022, the Company is building out this space, pending obtaining any necessary governmental approvals, and intends to utilize it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility. The Company is accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.

Total operating lease minimum payments, together with their present values as of June 30, 2022, are summarized as follows:

Year ending December 31, 2022	$47,113
Year ending December 31, 2023	98,509
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
Total future minimum lease payments	466,847
Less amounts representing interest	(51,001)
Present value of lease liability	415,846
Current portion of operating lease liability	(77,304)

Long-term portion of operating lease liability	$338,542

As of June 30, 2022, the operating lease right-of-use asset and operating lease liabilities were $382,654 and $415,846, respectively. The long-term portion of the operating lease liabilities, $338,542, is included in long-term obligations. As of June 30, 2022, the weighted-average discount rate for this operating lease was 5%.

The future operating lease payments are guaranteed by a senior employee of the Company.

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

Effective April 1, 2022, the Company granted a common stock purchase warrant to a Washington, DC based firm that it has engaged to provide consulting services relating to certain federal regulatory matters. The warrant will enable the firm to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $10.00 per share, or the lower of any public offering related conversion price, for a period of 10 years. The warrant is structured to be exercisable in six separate tranches of from 160,000 shares to 40,000 shares, assuming specified performance milestones are met by the firm for each tranche. Using the Black Scholes model, the Company has calculated the grant date value of this warrant to be $2,368,440 and is amortizing it as stock compensation expense over the 10-year performance period. As of June 30, 2022, the Company has recognized stock compensation expense applicable to such warrant in the amount of $59,210.

On February 11, 2022, the Company issued a total of 4,000 shares of common stock to the two principals of a private company as compensation for arranging a contingent purchase of lab equipment from them. The Company valued such shares at $5.00 per share resulting in recognizing non-cash compensation expense in the six months ended June 30, 2022 in the amount of $20,000. Under the agreement with the principals of the private company, the Company may complete the purchase of the lab equipment at a later date by making a cash payment to them of $52,000 or, alternatively, the Company may elect to return the equipment to them.  In either case, however, the two principals will retain the 4,000 shares of common stock as compensation.

During the six months ended June 30, 2021, the Company entered into private stock subscription agreements with several accredited investors whereby it sold them a total of 58,500 shares of restricted common stock at an offering price of $10.00 per share, resulting in gross proceeds to the Company of $585,000. The investors also received an equal number of warrants to purchase additional shares of common stock at exercise prices of $21.25 to $25.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020.  As of June 30, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $43,599, remain outstanding and are available to be subsequently converted into 174,627 shares of common stock, subject to the ownership limitation (see Note 7).

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

(10)Related Party Transactions

Office services were provided without charge by our Chief Executive Officer and director, Donal R. Schmidt, Jr., from November 15, 2019 to June 30, 2021, at which time, the Company relocated to a new leased office location through December 31, 2021. Pending completion of the build out of the new office and lab space in Addison, Texas (see Note 6), the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer, as of January 1, 2022, under an arrangement whereby the Company will be responsible for a relatively small share of office costs during its occupancy but will have no long-term financial commitment. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company’s audit committee is tasked with resolving related party conflicts.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 16, 2022 (the “Annual Report”).

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

•Results of Operations. An analysis of our financial results comparing the three months ended June 30, 2022, and 2021.

•Liquidity and Capital Resources. A discussion of our financial condition, including descriptions of balance sheet information and cash flows.

•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Effective November 15, 2019, the Company and Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), entered into a sublicense agreement (the “Sublicense Agreement”) whereby the Company acquired a sublicense from TMDI to use certain technology regarding metered dose inhalers (MDI) that TMDI had licensed from EM3 Methodologies, LLC (“EM3”) and the right to use the RxoidTM brand name owned by TMDI. TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any pre-existing licensing rights), pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “Original EM3 Exclusive License”). Pursuant to the Sublicense Agreement the Company obtained substantially the same rights that TMDI had under the Original EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing hemp extract or hemp isolates or a combination thereof in any legal jurisdiction in consideration for 5,600,000 shares of the Company’s common stock (issued in November 2019). The Company believes that the Desirick Procedure enables the production of MDI using hemp derivatives (isolates) through a proprietary formulation process whereby the interfacial tension and miscibility of aerosol mixture components (hemp isolates, propellant, regulators, and/or solvents, if any) are determined that allow creation and disbursement of a controlled liquid droplet size for inhalation into the alveoli.

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

The term of the Sublicense Agreement was from November 15, 2019 until the expiration of the Original EM3 Exclusive License Agreement. Pursuant to an amendment to the Original EM3 Exclusive License Agreement entered into in June 2020, all improvements to the ‘Desirick Procedure’ created by TMDI during the term of such agreement belonged to TMDI, in consideration for 4,000 shares of the Company’s common stock (the “First Amendment”).

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

A properly formulated and corrected manufactured MDI is a proven medical technology which is a complete replacement for vape cartridges and e-cigarettes. A cannabinoid MDI which is properly developed and manufactured delivers medication directly to a user’s blood stream through the pulmonary tract. MDIs are generally sterile, stable, will not oxidize and have a long shelf life not affected by light or temperature. MDIs require neither heat nor batteries. MDIs are efficient devices to deliver medication to humans whether systemically or topically. The Company uses only U.S. Food and Drug Administration (FDA) listed consumables (cans, valves, actuators, and propellant) and equipment in compliance with cGMP to produce its products. The use of excipients in the manufacture of inhalants has long been held to be generally recognized as safe (GRAS). The Company currently has over a dozen proprietary blends of cannabinoids derived from hemp containing cannabidiol (CBD), cannabigerol (CBG), cannabinol (CBN) and/or proprietary terpenes (aromatic oils) which customers often use to help support many common complaints such as pain, inflammation, anxiety, sleep, exercise, recovery and allergies. Once our products are available for sale, we expect that they will be sold under our nhᾱler brand, and under the product names, “chill”, “focus”, and “move”. The Company makes no claims that any of its products have any therapeutic benefits or that they treat any diseases.

Since execution of the Sublicense Agreement with TMDI in November 2019, our plan of operations has been primarily focused on preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended its manufacturing and sales.

We are currently in the process of building our own manufacturing and extraction facility. This facility will provide us increased capacity for research and development and eventually manufacturing of our product lines. This facility is expected to be completed and operational late in 2022. We previously leased an ISO rated laboratory. We have paused the production of products since December 31, 2021, and plan to resume the production of products for testing purposes in the fall of 2022. Timing related to sale of MDI products will be wholly dependent on FDA approvals anticipated in late 2023 or 2024, but which timing will be based on numerous factors, including available funding. Notwithstanding our plans as discussed above, we believe that production of pharmaceutical grade isolate can be resumed upon completion of the manufacturing laboratory which is presently about 70% complete. We  have accepted delivery of the finished clean rooms by the manufacturer and are awaiting a building permit from the City of Addison, Texas which we believe is imminent, to continue construction.

Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations, which may create significant dilution to existing shareholders.

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

We presently have plans to pursue a public offering of our securities and are intending to use the proceeds of such planned offering to fund our current business operations, gain new regulatory approvals, enhance our current product, expand our sales and marketing efforts, and continue research into next generation technology. Our primary activities in the near term will be focused on working to achieve FDA approval of our CBD inhaler products which are based on our proprietary blend of isolates, both in crystalline solid and powder form. We are planning to resume manufacturing and selling of our products only when we reach this highest level of regulatory acceptance, therefore, gaining FDA approval of these devices represents the foundational building block of our current business plans.

Seeking and obtaining FDA approval of our inhalers will be a time consuming and expensive undertaking and we do not expect to be in position to achieve success in that regard before the end of 2023, at the earliest. Due to the many variables that will be involved in our planned FDA application and approval process, most of which do not lend themselves to being readily measured or quantified, we are presently unable to project our anticipated funding requirements with any degree of specificity. We believe it is conceivable that we could eventually expend a very substantial portion of the proceeds of the public offering seeking such regulatory approvals and/or may need to seek out further funding to complete such process. Nonetheless, there can be no assurance that the FDA will ever approve our products.

Assuming the FDA does approve our products, we would expect to resume the commercial manufacturing and selling of our products to customers following such approval date, which we do not currently expect being earlier than the beginning of 2024. We anticipate that, based on our plans for future development, and funding permitting, we will have the manufacturing capability to deliver a substantial volume of our inhaler products to the market within only a few months of securing final FDA approval. In order for us to be positioned to meet this objective, we will be required to recruit, hire and train additional personnel in the areas of manufacturing, logistics, sales and administration. With the efforts of our existing personnel, we have started preliminary discussions with several prospective institutional customers for our products. These discussions are ongoing, however, they may not eventually result in any agreements to purchase our products, if and when, they are approved by the FDA and available for sale. We may not succeed in the development of any commercially viable products that will reach a significant level of acceptance in the marketplace, may not have sufficient funding to obtain FDA approval of our products, may never obtain FDA approval of our products, and may never generate significant revenues.

Reverse Stock Split

Effective on January 11, 2022, shareholders holding a majority of our outstanding voting shares, representing an aggregate of 51.4% of the total voting shares as of such date, executed a written consent in lieu of a special meeting of shareholders, approving among other things, the grant of discretionary authority for our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to our Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-two and one-for-fifty, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) December 31, 2022; and (b) the date of the Company’s 2022 annual meeting of shareholders  and an amendment to our Articles of Incorporation to increase the number of our authorized shares of common stock from 750,000,000 to 800,000,000 (the “Shareholder Authority”).

On March 4, 2022, the Board of Directors approved a stock split ratio of 1-for-25 in connection with the Shareholder Authority, provided that such approval was subject in all cases to approval of such reverse stock split by the Financial Industry Regulatory Authority (FINRA), and the filing of an amendment to the Articles of Incorporation of the Company with the Secretary of State of Nevada. On March 29, 2022, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of Nevada to affect the reverse stock split and the authorized share increase, which became effective at 2:00:01 A.M., Central Standard Time, on March 31, 2022. The effects of the 1-for-25 reverse stock split have been retroactively reflected throughout this filing.

Our Growth Strategy

Our growth strategy is expected to build on what we believe is a superior delivery system that delivers a superior Active Pharmaceutical Ingredient (API), that together increases performance and safety of our products. We plan on growing our business in six main ways:

•Capturing market share in the hemp space. Via our MDI devices that deliver a measured amount of aerosolized inhalant in a mist to the lungs, we believe our products (which we plan to begin manufacturing assuming we receive FDA approval), provide a faster acting, more accurate dosing and higher value bioavailability of our ingredients for our customers. As a result, we believe that we will be able to increase our consumer base and to provide top line growth for our planned retail and clinic customers. As discussed above, we are not currently manufacturing or selling any products.

•Increasing penetration of hemp user. There is a decreasing stigma around the use of hemp products as a result of legal, regulatory and social views are rapidly evolving. However, there are still some people and physicians unwilling to use these products, which we believe is largely based on the inability to achieve accurate and controlled dosing. Our product lines are anticipated to be meticulously manufactured to ensure an accurate and measured dose with every actuation. We believe that this will allow us to provide consumers and medical practitioners with the peace of mind that they can utilize our products safely and effectively and thus bring new consumers into the category.

•Expand our product portfolio. We plan to grow our product portfolio by expanding into areas where we can identify “safe for inhalation” pharmaceutical biologics which are currently being used in less efficacious delivery methods and put them into our delivery device.

•Cannabinoids, the FDA, and Clinical Testing. The cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation.  There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our initial goal was to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems. This testing is now indeterminate as we are planning to seek FDA approval and such testing will fall under our proposed IND.  In addition to clinical testing, we have engaged with several FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA. We have removed products sold under the nhāler brand name from the market because we are preparing to file this IND (Investigational New Drug Application) with the FDA. We have hired a law firm to assist in preparation of the application and have further hired a lobbying firm located in Washington, D.C. to interface with the FDA on our behalf in the U.S. Congress. We are currently in discussions with other organizations with significant FDA regulatory experience to provide oversight of the entire process. These discussions are ongoing and will be finalized assuming we receive necessary funding. The Company is presently intending to conduct a pre-IND meeting with the FDA prior to filing the actual IND application with the FDA. The Company believes the pre-IND meeting and the IND application will occur in the third quarter of 2022, funding permitting. We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products.

•Legal Status. Our products are not FDA approved. However, we plan to file an IND with the FDA in the third quarter of 2022, funding permitting, to conduct Phase 1 human clinical trials of our flagship metered dose inhaler containing CBD. We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products. CBD is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large. There are currently ongoing discussions about CBD and cannabinoids with Congress that may impact the Company’s business operations both positively and negatively.

•International Expansion. We plan to expand our marketing and sales to outside of the United States, funding permitting, and assuming further declines in the spread of COVID-19. Similar to the growth trends that we are seeing in the U.S., we believe there will be a significant opportunity for us to capture market share internationally with our product offerings in the future. We have no current time predictions for this activity because we believe our best opportunity in this area is after FDA approval, as discussed above. Once we finish construction of our isolate manufacturing facility, we can, if we choose, begin to market internationally for pharmaceutical grades isolate sales. We expect this to occur by the end of 2022, funding permitting; however, we do not intend to market our MDI internationally until the end of our planned Phase 1 studies, because we understand and believe that the FDA has a major effect on drug sales in all foreign jurisdictions we presently have under consideration.

Results of Operations and Financial Condition

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company has recently adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently licensed from a third party. This strategy includes typical pharmaceutical type marketing efforts (e.g., marketing directly to doctors) that has been shown to work with traditional drug product type sales, versus novelty type sales, which currently include cannabidiols. We are planning on moving away from traditional internet sales and marketing and believe this transition will benefit the Company going forward. COVID-19 resulted in the Company being forced to temporarily suspend its marketing plans as the Company was not able to travel to meet with doctors directly, which COVID-19 restrictions have been eliminated. Moving forward, the range of possible impacts on the Company’s business in the event the coronavirus pandemic continues to include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  At this time, the Company’s sales have not been materially affected by the pandemic (as the Company has had only limited sales to date), and it believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

Results of Operations for the three and six months ended June 30, 2022 compared to 2021

The following discussion reflects the Company’s revenues and expenses for the three and six month periods ended June 30, 2022 and 2021, as reported in our consolidated financial statements included in Item 1.

Three months ended June 30, 2022 versus three months ended June 30, 2021

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales around December 31, 2021. Prior to this suspension, the Company reported an insignificant amount of product sales in the three months ended June 30, 2021.

General and Administrative Expense - General and administrative expenses for the three months ended June 30, 2022 were $101,124 compared to $527,278 in the three months ended June 30, 2021. This decrease was due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Amortization Expense - Amortization expense for the three months ended June 30, 2022 was $21,258, compared to zero in the three months ended June 30, 2021. This increase was solely due to the amortization expense recognized in the three months ended June 30, 2022 on an operating lease asset beginning in October 2021.

Depreciation Expense - Depreciation expense for the three months ended June 30, 2022 was $5,993, compared to $5,525 in the three months ended June 30, 2021. This increase reflects slightly higher depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the three months ended June 30, 2022 was $765,590, compared to $3,309 in the three months ended June 30, 2021. This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021 and May 2022. Other income (expense) also includes a gain from the change in valuation of the warrant liability in the quarter ended June 30, 2022 of $857,127.

Net Loss - Net loss for the three months ended June 30, 2022 was $36,838, compared to $535,888 in the three months ended June 30, 2021, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Six months ended June 30, 2022 versus six months ended June 30, 2021

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales around December 31, 2021. Prior to this suspension, the Company reported an insignificant amount of product sales in the six months ended June 30, 2021.

General and Administrative Expense - General and administrative expenses for the six months ended June 30, 2022 were $863,265 compared to $1,029,201 in the six months ended June 30, 2021. This decrease was due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as to various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Amortization Expense - Amortization expense for the six months ended June 30, 2022 was $42,517, compared to $12,500 in the six months ended June 30, 2021. This increase was due to the amortization expense recognized in the six months ended June 30, 2022 on an operating lease asset beginning in October 2021, which was partially offset by amortization expense recorded in the six months ended June 30, 2021 related to the Sublicense Agreement, which was terminated effective February 9, 2021, under which the Company had been obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the six months ended June 30, 2022 was $11,986, compared to $11,050 in the six months ended June 30, 2021.  This increase reflects slightly higher depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the six months ended June 30, 2022 was $1,478,903, compared to $17,107 in the six months ended June 30, 2021. This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021 and May 2022. Other income (expense) also includes a gain from the change in valuation of the warrant liability in the six months ended June 30, 2022 of $780,082.

Net Loss - Net loss for the six months ended June 30, 2022 was $1,616,589, compared to $1,069,634 in the six months ended June 30, 2021, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the six months ended June 30, 2022 was $634,247, compared to $946,449 in the six months ended June 30, 2021. This net decrease largely occurred due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as to various regulatory and other related expenses incurred in pursuing a new drug.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2022 was $354,800, compared to $39,779 in the six months ended June 30, 2021.  This increase was largely due to the amounts paid in the six months ended June 30, 2022 on the build out of the Company’s new corporate office and laboratory space located in Addison, Texas, which the Company is expecting to complete in the third quarter of 2022, funding permitting.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $908,727, compared to $535,000 in the six months ended June 30, 2021. As further discussed below under “Recent Material Funding and Other Events,” our net cash provided by financing activities in the six months ended June 30, 2022 resulted primarily from a new convertible borrowing of $350,000 from a previous institutional investor source as well as the issuance of two non-convertible notes for new short-term loans, one of which came from an independent director in the amount of $400,000, and one of which was from an institutional investor in the net amount of $175,127, after deducting an original issue discount $21,873.  Net cash provided by financing activities in the six months ended June 30, 2021 reflected the private sales of 58,500 shares of restricted common stock to three accredited investors at an offering price of $10.00 per share for total proceeds of $585,000, partially offset by the net repayment of various unsecured notes payable in the amount of $50,000.

In order to meet short-term working capital needs beginning in the summer of 2021, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and its Senior Vice President) in May 2021 through April 2022 in the net amount of $283,000.  Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing.  However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

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

Recent Material Funding and Other Events

On August 4, 2021, the Company sold an Original Issue Discount Convertible Debenture in the original principal amount of $1,941,176 (the “Initial Debenture”) and a warrant to purchase up to 194,118 shares of common stock of the Company (the “Initial Investor Warrants”).  The sale of the Initial Debenture resulted in net proceeds to the Company of $1,650,000, after deducting the 15% original issue discount. The Initial Investor Warrants had a five-year term and an exercise price of $10.00 per share, subject to certain anti-dilution rights, discussed in greater detail below. The amount owed under the Initial Debenture, including amounts owed upon the occurrence of an event of default, may be converted, in whole or part, by the holder, into common stock of the Company, from time to time, at a conversion price equal to the lower of:

(a)$10.00 per share, which is equal to 100% of the market price of the Company’s common stock on the day prior to the closing of the offering of the Initial Debenture, or

(b)a 25% discount to the offering price of the Company’s common stock in a Qualified Listing (as defined below)((a) or (b), as applicable, the “Conversion Price”).

The amount owed under the Initial Debenture, including amounts owed upon the occurrence of an event of default, was to automatically convert into common stock of the Company upon the closing of a Qualified Offering, at the lower of (i) the Conversion Price; and (ii) 75% of the offering price of the Qualified Offering. “Qualified Offering” means a single public offering of common stock and/or common stock equivalents which results in the listing of the Company’s common stock on a national securities exchange (including Nasdaq).

The Initial Debenture was originally due upon the earlier of (a) May 1, 2022, and (b) the date of a Qualified Offering (defined above), unless earlier converted into common stock of the Company, as discussed above, however, due to unforeseen delays experienced in the Company’s planned public offering of common stock on a national exchange, we reached an agreement with the institutional investor on May 31, 2022 to extend the maturity date of the Initial Debenture, until the earlier of (i) within 48 hours of the closing of a Qualified Offering, (ii) within 48 hours of the date on which the Company’s common stock is listed on a “national securities exchange” as defined in the Exchange Act and (iii) September 1, 2022. We and the holder of the Initial Debenture also agreed to amend the Initial Debenture to remove the automatic conversion provisions of the Initial Debenture.

Also, pursuant to the same amendment agreement entered into on May 31, 2022, we and the holder of the Initial Investor Warrants agreed to amend the Initial Investor Warrants to extend the expiration date thereof from August 3, 2026 to August 3, 2028, and to extend the anti-dilution rights associated therewith (discussed below) for a period of 24 months following the date the Company’s common stock is approved for uplisting on a national securities exchange.

At the same time that we amended the Initial Debenture, we sold the holder of the Debenture a new Original Issue Discount Convertible Debenture in the principal amount of $411,764 (the “Additional Debenture”, and together with the Initial Debenture, the “Debentures”), for aggregate proceeds of $350,000, which Additional Debenture has substantially equivalent terms as the Initial Debenture, as amended. We also granted the holder of the Debentures additional warrants to purchase 388,236 shares of common stock with an exercise price of $10.00 per share and a term through August 3, 2028 (the “Additional Investor Warrants”, and together with the Initial Investor Warrants, the “Investor Warrants”).

The conversion of the Debentures is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99%, with at least 61 days prior written notice by the holder thereof. The Debentures may not be prepaid without the prior written consent of the holder. The Debentures do not accrue interest, except upon the occurrence of an event of default, at which time the amount owed accrues interest at the rate of 18% per annum, until paid in full.

The Investor Warrants, which are evidenced by Common Stock Purchase Warrants (the “Warrant Agreements”), have an exercise price of $10.00 per share, and may be exercised at any time from the grant date of the Investor Warrants until August 3, 2028. The Investor Warrants have cashless exercise rights if when exercised, and following the six-month anniversary of the closing of the offering, a registration statement registering the shares of common stock issuable upon exercise thereof, is not effective with the Securities and Exchange Commission. The exercise of the Investor Warrants is subject to a beneficial ownership limitation of 4.99%, preventing such exercise by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99% with at least 61 days prior written notice by the holder thereof.

The Investor Warrants contain anti-dilution rights such that if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then exercise price of the Investor Warrants, subject to certain customary exceptions and the sale of up to $1.5 million in private transactions (of which approximately $1.0 million is currently available), the exercise price of the Investor Warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately so that the aggregate exercise price payable upon exercise of such Investor Warrants is the same prior to and after such reduction in exercise price, which rights continue for a period of 24 months following the date the Company’s common stock is approved for uplisting on a national securities exchange. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders.

Pursuant to a Placement Agent Agreement entered into with Maxim Group LLC (the “Placement Agent”), who served as placement agent for the offering of the Debentures and Investor Warrants, we agreed to pay the

Placement Agent for the offering a cash commission of 8% of the gross proceeds received in the offering of the Initial Debenture ($132,000), and to grant the Placement Agent a warrant to purchase 5% of the total shares issuable upon conversion of the Initial Debenture (i.e., warrants to purchase 9,706 shares), with an exercise price equal to the same exercise price as the Investor Warrants ($10.00 per share),which have a term of five years and are in substantially similar form as the Initial Investor Warrants (except for an expiration date of August 3, 2026 (the “Placement Warrants” and together with the Investor Warrants, the “Offering Warrants”). We agreed to register the shares of common stock issuable upon exercise of the Placement Warrants under the Securities Act.

On January 18, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Sixth Street Lending LLC, an accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, a Promissory Note (the “January 2022 Note”). The January 2022 Note was purchased for $153,750, and had an initial face amount of $173,738, when including an original issue discount of $19,988. The January 2022 Note was originally due on January 18, 2023, however, the Company subsequently paid the January 2022 Note in full, including what was essentially a prepayment penalty in the amount of $19,459, on March 6, 2022.

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

Upon an event of default under the Suggs Note, the amounts due to the holder of the Suggs Note may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price equal to the greater of (a) $0.001875 per share (subject to equitable adjustment for stock splits and stock dividends); and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion (the “Variable Conversion Rate”). We agreed to reserve six times the number of shares of common stock then issuable upon conversion of the Suggs Note, initially equal to a total of 432,552 shares of common stock. If we fail to deliver shares of common stock to the holder of the Suggs Note upon the conversion thereof within three business days, we agreed to pay the holder $2,000 per day in cash, to the extent such failure is not the result of a third party. The conversion of the Suggs Note is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock.

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

Effective April 1, 2022, the Company granted a common stock purchase warrant to a Washington, DC based firm that it has engaged to provide consulting services relating to certain federal regulatory matters. The warrant will enable the firm to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $10.00 per share, or the lower of any public offering related conversion price, for a period of 10 years. The warrant is structured to be exercisable in six separate tranches of from 160,000 shares to 40,000 shares, assuming specified performance milestones are met by the firm for each tranche. The warrant includes cashless exercise rights, a reduction in the exercise price to $7.75 per share upon a sale, merger, change of control or consolidation of the Company, automatic cashless exercise triggers, if upon expiration of the warrant the fair market value of the Company’s common stock is above the exercise price of the warrants, and anti-dilution rights, which are triggered if the Company makes an offering or sells shares of common stock or common stock equivalents below the then exercise price, in connection with the uplisting of the Company’s common stock on a securities exchange or Nasdaq, or while listed on a national securities exchange or Nasdaq, and which reduce the exercise price of the warrants automatically to such lower exercise price. The closing of an offering will result in the exercise price of such warrants begin automatically reduced. The holder of the warrants is subject to a trading agreement, which prevents the sale or transfer of any warrant shares until April 1, 2023, and further limiting the sale of any warrant shares to more than 5% of the average trading volume of the Company’s common stock during the period from April 2, 2023 to April 1, 2024, subject to certain other restrictions on trading, which restrictions expire 120 days after the Company’s common stock is uplisted to the Nasdaq Capital Market or NYSE.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $10,138,012 since inception.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

As of June 30, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2021), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2022.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

We are not profitable and have incurred an accumulated deficit of $10,138,012 since our inception. Our revenues from sales on a trial basis for the year ended December 31, 2021 and the nine months ended December 31, 2020, were $534 compared to $130,916, consisting mostly of two large wholesale orders, in the nine months ended December 31, 2020. We had no sales for the six months ended June 30, 2022 and currently have no manufacturing or sales. Sales to the public of MDIs are not anticipated in 2022 or 2023 because of anticipated FDA testing in connection with the Company’s planned IND filing with the FDA, as discussed below. Notwithstanding that, the Company plans to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company is approved for GMP. At that time the Company plans to also consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.

This report contains forward-looking statements, which speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions.  In that regard, it should be noted that we recently filed Amendment No. 2 to our Form S-1 registration statement, which is related to a proposed offering of our equity securities, with the SEC on July 22, 2022. Included in that filing is a detail description of certain risk factors affecting our business, as well as various regulatory risks, intellectual property risks, specific risks related to our securities, financial and accounting risks, and other matters.

Shown below is a summary of the numerous risks and uncertainties that are further described under the section entitled “Risk Factors” in our recently filed Form S-1/A, which can be found at:

Registration Statement (sec.gov)

•Our history of operating losses and limited operating history;

•The fact that we are not currently manufacturing any products or generating any revenues;

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

•Risks associated with the costs of materials, inflation and energy costs;

•The need for additional financing;

•Our growth strategy and our ability to manage our growth;

•We could be subject to hackers or ransomware attacks;

•Changes in laws or regulations relating to our operations;

•Dependence on current management;

•Material weaknesses in our internal control and procedures;

•That we could be subject to hackers or ransomware;

•Certain anti-dilution rights associated with outstanding warrants;

•The lack of a market for our securities and the volatility in the trading prices thereof caused thereby;

•The concentrated ownership of our common stock;

•Dilution caused by convertible securities and certain anti-dilution rights associated therewith;

•The sale of our MDI and CBD (isolate, oral sprays or other products using our CBD) are regulated by the FDA. At any time the FDA could pronounce rules that could lead to our products being removed from the market; and

•Our products are currently legal under Texas law; however, Texas could move to regulate our products at any time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended June 30, 2022 or from July 1, 2022, through the date of this Report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, or in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Articles of Incorporation.	8-K	000-55018	3.1	1/21/2020
3.2	Articles of Amendment to Articles of Incorporation of Rapid Therapeutic Science Laboratories, Inc. (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 29, 2022, and effective March 31, 2022.	8-K	000-55018	3.1	3/31/2022
3.3	Certificate of Correction filed with the Secretary of State of Nevada on March 29, 2022.	8-K	000-55018	3.2	3/31/2022
3.4	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 12, 2020.	8-K	000-55018	3.1	11/18/2020
3.5	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021.	8-K	000-55018	3.1	6/2/2021
3.6	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.2	6/2/2021
3.7	Bylaws	S-1	333-188781	3.2	5/23/2013

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of Amendment, Waiver and Purchase Agreement, dated May 31, 2022, by and between Rapid Therapeutic Science Laboratories, Inc., and the Purchaser party thereto	8/K	000-55018	10.1	5/31/2022
10.2	Form of Convertible Debenture, dated May 31, 2022, payable to the Purchaser, in the amount of $411,764	8-K	000-55018	10.2	5/31/2022
10.3	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., dated May 31, 2022, granted to the Purchaser	8-K	000-55018	10.3	5/31/2022
10.4	Common Stock Purchase Warrant dated April 1, 2022 to Jeffrey J. Kimbell & Associates, Inc. (up to 360,000 shares)	S-1/A	000-55018	10.34	7/22/2022
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

* Filed herewith.

** Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

August 12, 2022	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)