Form 10-Q
period 2022-09-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2022-11-10
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of November 10, 2022, was 7,746,687 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

FORM 10-Q

SEPTEMBER 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$-	$192,484
Inventory	175,047	175,047
Prepaid expenses	62,520	51,631
Total current assets	237,567	419,162

Property and equipment	1,564,503	1,214,917
Accumulated depreciation	(47,334)	(29,355)
Net property and equipment	1,517,169	1,185,562

Other long-term assets
Operating lease right-of-use asset, net	361,395	425,171
License agreement	170,075	170,075

Total assets	$2,286,206	$2,199,970

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$858,212	$465,204
Notes payable - related party	744,800	283,700
Notes payable - other	2,491,576	1,099,734
Accrued interest payable	102,848	45,696
Current portion of operating lease obligation	79,350	73,289
Warrant liability	569,562	1,085,360
Derivative liability	58,800	-
Total current liabilities	4,905,148	3,052,983

Long-term liabilities
Convertible notes payable	150,000	150,000
Long-term portion of operating lease obligation	318,060	378,744
Total liabilities	5,373,208	3,581,727

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 800,000,000 shares authorized, 7,746,687 and 7,742,687 shares issued and outstanding	7,747	7,743
Additional paid in capital	7,607,678	7,469,262
Accumulated deficit	(10,365,088)	(8,521,423)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(3,087,002)	(1,381,757)

Total liabilities and stockholders’ deficit	$2,286,206	$2,199,970

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2022	2021

Revenues	$-	$50
Cost of goods sold	-	-
Gross profit	-	50

Operating expenses:
General and administrative	345,655	490,656
Amortization expense	21,259	-
Depreciation expense	5,993	5,525
Total operating expenses	372,907	496,181

Other income (expense):
Gain on valuation of warrant liability	492,002	570,706
Interest expense	(346,171)	(658,017)
Total other income (expense)	145,831	(87,311)

Net loss before income taxes	(227,076)	(583,442)
Income taxes	-	-

Net loss	$(227,076)	$(583,442)

Net loss per share, basic and diluted	$(0.03)	$(0.08)

Weighted average shares outstanding, basic and diluted	7,746,687	7,742,546

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Revenues	$-	$474
Cost of goods sold	-	200
Gross profit	-	274

Operating expenses:
General and administrative	1,208,920	1,519,857
Amortization expense	63,776	12,500
Depreciation expense	17,979	16,575
Total operating expenses	1,290,675	1,548,932

Other income (expense):
Gain on valuation of warrant liability	1,272,084	570,706
Interest expense	(1,825,074)	(675,124)
Total other income (expense)	(552,990)	(104,418)

Net loss before income taxes	(1,843,665)	(1,653,076)
Income taxes	-	-

Net loss	$(1,843,665)	$(1,653,076)

Net loss per share, basic and diluted	$(0.24)	$(0.22)

Weighted average shares outstanding, basic and diluted	7,746,071	7,590,164

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2021	7,742,687	$7,743	$7,469,262	$(8,521,423)	$(337,339)	$(1,381,757)

Stock compensation expense	4,000	4	19,996	-	-	20,000
Net loss	-	-	-	(1,579,751)	-	(1,579,751)

Balance at March 31, 2022	7,746,687	7,747	7,489,258	(10,101,174)	(337,339)	(2,941,508)

Stock compensation expense	-	-	59,210	-	-	59,210
Net loss	-	-	-	(36,838)	-	(36,838)

Balance at June 30, 2022	7,746,687	7,747	7,548,468	(10,138,012)	(337,339)	(2,919,136)

Stock compensation expense	-	-	59,210	-	-	59,210
Net loss	-	-	-	(227,076)	-	(227,076)

Balance at September 30, 2022	7,746,687	$7,747	$7,607,678	$(10,365,088)	$(337,339)	$(3,087,002)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2020	7,237,464	$7,237	$5,972,445	$(5,653,540)	$(337,339)	$(11,197)

Common stock sales	53,000	53	529,947	-	-	530,000
Stock issued for conversion of notes payable	443,783	444	889,587	-	-	890,031
Stock issued in lieu of accrued interest and lending fee	929	1	2,291	-	-	2,292
Net loss	-	-	-	(533,746)	-	(533,746)

Balance at March 31, 2021	7,735,176	7,735	7,394,270	(6,187,286)	(337,339)	877,380

Common stock sales	5,500	6	54,994	-	-	55,000
Net loss	-	-	-	(535,888)	-	(535,888)

Balance at June 30, 2021	7,740,677	7,741	7,449,264	(6,723,174)	(337,339)	396,492

Stock compensation expense	2,000	2	19,998	-	-	20,000
Net loss	-	-	-	(583,442)	-	(583,442)

Balance at September 30, 2021	7,742,677	$7,743	$7,469,262	$(7,306,616)	$(337,339)	$(166,950)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,843,665)	$(1,653,076)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Gain on valuation of warrant liability	(1,272,084)	(570,706)
Amortization of debt discount	1,640,538	497,284
Stock compensation expense	138,420	20,000
Amortization of operating lease asset	63,776	-
Amortization of sublicense fees	-	12,500
Depreciation expense	17,979	16,575
Changes in operating assets and liabilities:
Other current assets	-	(51,837)
Accounts payable and accrued liabilities	398,223	51,153
Accrued interest payable	57,153	20,840
Other, net	-	-
Net cash flows used in operating activities	(799,660)	(1,657,267)

Cash flows from investing activities:
Additions to property and equipment	(354,801)	(117,172)
Net cash flows used in investing activities	(354,801)	(117,172)

Cash flows from financing activities:
Common stock sales	-	585,000
Issuance of convertible debenture payable	-	1,650,000
Issuance of notes payable - related party	461,100	260,000
Issuance of notes payable - other	599,377	-
Payment of notes payable - other	(98,500)	(300,000)
Net cash flows provided by financing activities	961,977	2,195,000

Net increase (decrease) in cash and cash equivalents	(192,484)	420,561
Cash and cash equivalents at beginning of period	192,484	499,146

Cash and cash equivalents at end of period	$-	$919,707

Supplemental cash flow data:
Cash paid for interest	$52,967	$-
Cash paid for income taxes	-	-

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$-	$892,323
Accounts payable for additions to property and equipment	5,215	-

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

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of September 30, 2022, the results of its operations for the three month and nine month periods ended September 30, 2022 and 2021, the changes in its stockholders’ deficit for the nine month periods ended September 30, 2022 and 2021, and cash flows for the nine month periods ended September 30, 2022 and 2021.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 16, 2022.

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

Inventory - Inventory as of September 30, 2022 and December 31, 2021, consists of inhalers and related products and supplies delivered to a secured location within the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Recently Issued Accounting Pronouncements - During the six months ended September 30, 2022, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from September 30, 2022 through the date the financial statements were issued, to determine if disclosure in this report is warranted.

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $10,365,088 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

(6)Property and Equipment

As of September 30, 2022, and December 31, 2021, the Company had the following balances of property and equipment:

	September 30, 2022	December 31, 2021
Equipment purchased from Razor Jacket, LLC and awaiting installation in the Company’s facilities in Addison, Texas	$500,000	$500,000
Equipment located in the Company’s facilities in Dallas, Texas	221,412	221,412
Leasehold improvements in progress at the Company’s new facilities in Addison, Texas	840,591	491,005
Leasehold improvements in the Company’s existing facilities in Dallas, Texas	2,500	2,500
Total property and equipment	1,564,503	1,214,917

Less: Accumulated depreciation	(47,334)	(29,355)
Net property and equipment	$1,517,169	$1,185,562

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 8). As of September 30, 2022, the Company was in the process of building out this space, pending obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the fourth quarter of 2022 or early 2023, depending on contractor availability. As of September 30, 2022, the Company had capitalized leasehold improvements in progress at the new location in the amount of $840,591, of which $310,431 had not been paid and is reflected in Accounts Payable as of that date.

The equipment purchased from Razor Jacket, LLC in November 2020 has been shipped to the Company’s existing facilities near Dallas, Texas, where it is awaiting installation in the new location in Addison, Texas, referenced above (see Note 5).

(7)Notes Payable

As of September 30, 2022 and December 31, 2021, the Company had the following note payable obligations:

	September 30, 2022	December 31 2021
Convertible debenture issued to an accredited investor on August 4, 2021, in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 194,118 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	$1,941,176	$1,075,048

Convertible debenture issued to an accredited investor on May 31, 2022, in principal amount of $411,764, original issue discount of 15%, convertible at option of investor into a total of 41,176 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	411,764	-

Convertible promissory notes issued to an accredited investor on November 15, 2019, maturing in 5 years, accruing interest at 5% per annum, convertible into common stock at $1.25 per share.	150,000	150,000

Unsecured advances received from two officers beginning in May 2021 through April 2022, accruing interest at 1% per annum, payable on demand.	321,100	260,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to be convertible into common stock at $1.25 per share.	48,386	48,386

Promissory note issued to an independent director on January 28, 2022, accruing interest at approximately 18% per annum, due on January 28, 2023.	400,000	-

Promissory note issued to an institutional investor on March 8, 2022, accruing interest at approximately 8% per annum, due on March 8, 2023.	98,500	-

Convertible note issued to an accredited investor on July 25, 2022, net of unamortized debt discount of $58,800 (see further discussion below).	15,450	-

Total notes payable	$3,386,376	$1,533,434

Future maturities of notes payable as of September 30, 2022, without taking into account the unamortized debt discount, are as follows:

Year ending September 30, 2023	$3,295,176
Year ending September 30, 2024	-
Year ending September 30, 2025	150,000
$3,445,176

On August 4, 2021, the Company closed a short-term bridge loan with an institutional investor in the gross amount of $1,941,176.  The closing of this bridge loan resulted in net proceeds to the Company of $1,650,000, after deducting the 15% original issue discount. The Company accreted such discount as a non-cash charge to interest expense over the original term of the loan, which was extended in May 2022, as further discussed below. Additionally, we granted the investor warrants to purchase a total of 194,118 shares of our common stock at an exercise price of $10.00 per share for a period of five years, which was extended by two years in May 2022, as further discussed below. The bridge loan is in the form of a debenture which is convertible into shares of the Company’s common stock at the lower of:

(a)$10.00 per share, which is equal to 100% of the market price of the Company’s common stock on the day prior to the closing of the offering, or

(b)a 25% discount to the offering price of the Company’s common stock in a qualified listing on a national exchange.

The bridge loan was originally structured with a maturity date of May 1, 2022, however, due to unforeseen delays experienced in the Company’s planned public offering of common stock on a national exchange, we were unable to repay or convert it by that date. On May 31, 2022, we reached an agreement with the institutional investor to extend the maturity of our existing Convertible Debenture in the amount of $1,941,176, until the earlier of (i) the completion of a qualified offering, (ii) an uplisting on a national exchange, or (iii) September 1, 2022, and simultaneously issued a new Convertible Debenture to the institutional investor payable for additional borrowings in the gross amount of $411,764, on substantially equivalent terms. More recently, the unexpected delays in our public stock offering have continued, therefore, we have reached an agreement in principle with the institutional investor for a further extension of our borrowings under this bridge loan in the total amount of $2,352,940, based on terms that are yet to be formally agreed upon.

As a result of the formal extension agreement reached with the institutional investor in May 2022, we restructured our specific obligations to this investor as follows:

•Extended the maturity of our existing Convertible Debenture, in the total amount of $1,941,176, to the earlier of the three events/dates indicated in the paragraph above;

•Issued a new Convertible Debenture payable, in the gross amount of $411,764 (resulting in a net amount of $350,000), with a maturity of the earlier of the three events/dates indicated in the paragraph above;

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

The two tranches of Common Stock Purchase Warrants that we have granted to the investor in August 2021 and May 2022, as well as a grant of warrants that we made in August 2021 to the placement agent for the bridge loan to purchase a total of 9,706 shares of our common stock at an exercise price of $10.00 per share, with substantially similar terms, are subject to certain ownership limitations and adjustment provisions. These warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant).  As a result of this provision, the Company accounted for the issuance of the initial tranche of 203,824 warrants in August 2021 (including 9,706 shares to the placement agent) as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, the warrant liability was valued at issuance in the amount of $1,717,213 and was subsequently adjusted, as of December 31, 2021, to its then current fair value of $1,085,360. As of September 30, 2022, we adjusted the warrant liability to its current fair value of $196,078, based on the Black Scholes model, resulting in a gain on warrant liability of $889,282 that was recorded in our statement of operations for the nine months ended September 30, 2022.

The Company has also accounted for the issuance of the additional tranche of 388,236 warrants in May 2022 as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, such warrant liability was valued at issuance in the amount of $756,285. This liability was recorded as a discount to the convertible debt of $350,000 with the excess $406,285 expensed as interest. The Company is accreting the debt discount, along with the original issue discount on the convertible debt, to interest expense over the term of the convertible debenture and such debt discount was fully accreted as of September 30, 2022. As of September 30, 2022, we adjusted the warrant liability to its current fair value of $373,483, based on the Black Scholes model, resulting in a gain on warrant liability of $382,802 that was recorded in our statement of operations for the nine months ended September 30, 2022.

Prior to obtaining the bridge loan noted above, the Company received a series of unsecured cash advances from two of its officers beginning in May 2021 through September 2022, in the net amount of $321,100. These related party advances accrue interest at the rate of 1% per annum and are payable on demand. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities in conjunction with the planned listing on a national exchange. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

In January and March 2022, the Company closed two short-term loans from two different lenders in the total amount of $597,000. One of these loans was from an independent director of the Company in the amount of $400,000. Both loans were in the form of unsecured promissory notes bearing interest at rates of approximately 8-18% per annum with a maturity of one year.  For the larger note with an independent director, the principal amount and accrued interest are due at maturity whereas for the smaller note with an institutional investor, monthly payments of principal and interest of $21,276 are required, which began in May 2022. In the event of a default by the Company on the payment terms of either note, the notes would be convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.001875 per share; and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion. The Company expects to use the proceeds of these loans to meet its short-term working capital needs in anticipation of ultimately closing a qualified listing on a national exchange, of which there can be no assurance.

On July 25, 2022, the Company entered into an agreement with an accredited investor (the “Buyer”) with respect to a Convertible Promissory Note (the “Note”) issued by the Company to the Buyer in the amount of $74,250.  The Note has a maturity date of one year after the date of issuance and bears interest at a rate of 9% per annum, which is not due until maturity.  At the option of the Buyer, the Note may be converted into shares of the Company’s common stock, beginning one hundred eighty (180) days following the date of issuance. Under this option, the conversion price shall be subject to a discount of 35%, based on the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. The Buyer will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time. The Company determined that the conversion feature of the Note required the recognition of a derivative liability upon issuance. As of July 25, 2022, the Company calculated the fair value of the derivative liability, using the Black Scholes model, to be $72,020. Accordingly, the Company has recognized a derivative liability in that amount offset by a debt discount. The Company is amortizing the debt discount over the one year term of the Note.

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020. As of September 30, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $46,112, remain outstanding and are available to be subsequently converted into 176,638 shares of common stock, subject to the ownership limitation (see Note 9).

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $1.25 per share (of the total notes amended, notes in the amount of $708,150 have been converted into common stock through September 30, 2022, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)Long Term Lease Obligation

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 6). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. As of September 30, 2022, the Company is building out this space, pending obtaining any necessary governmental approvals, and intends to utilize it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility. The Company is accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.

Total operating lease minimum payments, together with their present values as of September 30, 2022, are summarized as follows:

Year ending December 31, 2022	$23,557
Year ending December 31, 2023	98,509
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
Total future minimum lease payments	443,291
Less amounts representing interest	(45,881)
Present value of lease liability	397,410
Current portion of operating lease liability	(79,350)

Long-term portion of operating lease liability	$318,060

As of September 30, 2022, the operating lease right-of-use asset and operating lease liabilities were $361,395 and $397,410, respectively. The long-term portion of the operating lease liabilities, $318,060, is included in long-term obligations.  As of September 30, 2022, the weighted-average discount rate for this operating lease was 5%.

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

Effective April 1, 2022, the Company granted a common stock purchase warrant to a Washington, DC based firm that it has engaged to provide consulting services relating to certain federal regulatory matters.  The warrant will enable the firm to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $10.00 per share, or the lower of any public offering related conversion price, for a period of 10 years. The warrant is structured to be exercisable in six separate tranches of from 160,000 shares to 40,000 shares, assuming specified performance milestones are met by the firm for each tranche. Using the Black Scholes model, the Company has calculated the grant date value of this warrant to be $2,368,440 and is amortizing it as stock compensation expense over the 10-year performance period. As of September 30, 2022, the Company has recognized stock compensation expense applicable to such warrant in the amount of $118,420.

On February 11, 2022, the Company issued a total of 4,000 shares of common stock to the two principals of a private company as compensation for arranging a contingent purchase of lab equipment from them. The Company valued such shares at $5.00 per share resulting in recognizing non-cash compensation expense in the nine months ended September 30, 2022 in the amount of $20,000. Under the agreement with the principals of the private company, the Company may complete the purchase of the lab equipment at a later date by making a cash payment to them of $52,000 or, alternatively, the Company may elect to return the equipment to them.  In either case, however, the two principals will retain the 4,000 shares of common stock as compensation.

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

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020. As of September 30, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $46,112, remain outstanding and are available to be subsequently converted into 176,638 shares of common stock, subject to the ownership limitation (see Note 7).

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

•Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2022, and 2021.

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

Moving forward, funding permitting, and upon obtaining any necessary governmental and/or third party approvals, we intend to finish the build out of our 8,566 square feet of leased commercial office building space located in Addison, Texas. This space will our house corporate office as well as our aerosol filling laboratories and isolate manufacturing facility, beginning in the fourth quarter of 2022 or early 2023, depending on contractor availability. Sales to the public of our MDIs are not anticipated in 2022 or 2023 because of anticipated FDA testing in connection with our planned IND filing with the FDA, as discussed below. Notwithstanding that, we plan to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company is approved for GMP. At that time, we plan to consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays using pharmaceutical grade isolates.

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

•Cannabinoids, the FDA, and Clinical Testing. The cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation.  There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our initial goal was to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems. This testing is now indeterminate as we are planning to seek FDA approval and such testing will fall under our proposed IND. In addition to clinical testing, we have engaged with several FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA. We have removed products sold under the nhāler brand name from the market because we are preparing to file this IND (Investigational New Drug Application) with the FDA. We have hired a law firm to assist in preparation of the application and have further hired a lobbying firm located in Washington, D.C. to interface with the FDA on our behalf in the U.S. Congress. We are currently in discussions with other organizations with significant FDA regulatory experience to provide oversight of the entire process. These discussions are ongoing and will be finalized assuming we receive necessary funding. The Company is presently intending to conduct a pre-IND meeting with the FDA prior to filing the actual IND application with the FDA. The Company believes the pre-IND meeting and the IND application will occur in the fourth quarter of 2022, funding permitting. We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products. Finally, we are in late-stage discussions with a major institute of higher learning to form a collaborative research effort to finish our CBD MDI and to research other select cannabis compounds. This will in all reasonable probability involve their medical school with human testing under commercial and research INDs with the FDA.

•Legal Status. Our products are not FDA approved. However, we plan to file an IND with the FDA in the fourth quarter of 2022, funding permitting, to conduct Phase 1 human clinical trials of our flagship metered dose inhaler containing CBD. We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products. CBD is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large. There are currently ongoing discussions about CBD and cannabinoids with Congress that may impact the Company’s business operations both positively and negatively.

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

Results of Operations for the three and nine months ended September 30, 2022 compared to 2021

The following discussion reflects the Company’s revenues and expenses for the three and nine month periods ended September 30, 2022 and 2021, as reported in our consolidated financial statements included in Item 1.

Three months ended September 30, 2022 versus three months ended September 30, 2021

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales around December 31, 2021.  Prior to this suspension, the Company reported an insignificant amount of product sales in the three months ended September 30, 2021.

General and Administrative Expense - General and administrative expenses for the three months ended September 30, 2022 were $345,655 compared to $490,656 in the three months ended September 30, 2021. This decrease was due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Amortization Expense - Amortization expense for the three months ended September 30, 2022 was $21,259, compared to zero in the three months ended September 30, 2021. This increase was solely due to the amortization expense recognized in the three months ended September 30, 2022 on an operating lease asset beginning in October 2021.

Depreciation Expense - Depreciation expense for the three months ended September 30, 2022 was $5,993, compared to $5,525 in the three months ended September 30, 2021.  This increase reflects slightly higher depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the three months ended September 30, 2022 was $346,171, compared to $658,017 in the three months ended September 30, 2021.  This fluctuation was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021 and May 2022.  Other income (expense) also includes gains from the change in valuation of the warrant liability in the three months ended September 30, 2022 and 2021 of $492,002 and $570,706, respectively.

Net Loss - Net loss for the three months ended September 30, 2022 was $227,076, compared to $583,442 in the three months ended September 30, 2021, representing the net amounts of the various revenue and expense categories indicated above.  The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Nine months ended September 30, 2022 versus nine months ended September 30, 2021

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales around December 31, 2021. Prior to this suspension, the Company reported an insignificant amount of product sales in the nine months ended September 30, 2021.

General and Administrative Expense - General and administrative expenses for the nine months ended September 30, 2022 were $1,208,920 compared to $1,519,857 in the nine months ended September 30, 2021.  This decrease was due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as to various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Amortization Expense - Amortization expense for the nine months ended September 30, 2022 was $63,776, compared to $12,500 in the nine months ended September 30, 2021.  This increase was due to the amortization expense recognized in the nine months ended September 30, 2022 on an operating lease asset beginning in October 2021, which was partially offset by amortization expense recorded in the nine months ended September 30, 2021 related to the Sublicense Agreement, which was terminated effective February 9, 2021, under which the Company had been obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the nine months ended September 30, 2022 was $17,979 compared to $16,575 in the nine months ended September 30, 2021. This increase reflects slightly higher depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the nine months ended September 30, 2022 was $1,825,074, compared to $675,124 in the nine months ended September 30, 2021. This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021 and May 2022. Other income (expense) also includes gains from the change in valuation of the warrant liability in the nine months ended September 30, 2022 and 2021 of $1,272,084 and $570,706, respectively.

Net Loss - Net loss for the nine months ended September 30, 2022 was $1,843,665, compared to $1,653,076 in the nine months ended September 30, 2021, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the nine months ended September 30, 2022 was $799,660, compared to $1,657,267 in the nine months ended September 30, 2021. This net decrease largely occurred due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as to various regulatory and other related expenses incurred in pursuing a new drug.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2022 was $354,801, compared to $117,172 in the nine months ended September 30, 2021. This increase was largely due to the amounts paid in the nine months ended September 30, 2022 on the build out of the Company’s new corporate office and laboratory space located in Addison, Texas, which the Company is expecting to complete in the fourth quarter of 2022 or early 2023, pending funding and contractor availability.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was $961,977, compared to $2,195,000 in the nine months ended September 30, 2021. As further discussed below under “Recent Material Funding and Other Events,” our net cash provided by financing activities in the nine months ended September 30, 2022 resulted primarily from new convertible borrowings of $424,250 from previous institutional investor sources as well as the issuance of two non-convertible notes for new short-term loans, one of which came from an independent director in the amount of $400,000, and one of which was from an institutional investor in the net amount of $175,127, after deducting an original issue discount $21,873. Net cash provided by financing activities in the nine months ended September 30, 2021 resulted from the initial convertible borrowing of $1,650,000 from the same institutional investor as well as from the private sales of 58,500 shares of restricted common stock to several accredited investors at an offering price of $10.00 per share for total proceeds of $585,000, partially offset by the net repayment of various unsecured notes payable in the amount of $40,000.

In order to meet short-term working capital needs beginning in the summer of 2021, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and its Senior Vice President) in May 2021 through September 2022 in the net amount of $321,100. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

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

The Initial Debenture was originally due upon the earlier of (a) May 1, 2022, and (b) the date of a Qualified Offering (defined above), unless earlier converted into common stock of the Company, as discussed above, however, due to unforeseen delays experienced in the Company’s planned public offering of common stock on a national exchange, we reached an agreement with the institutional investor on May 31, 2022 to extend the maturity date of the Initial Debenture, until the earlier of (i) within 48 hours of the closing of a Qualified Offering, (ii) within 48 hours of the date on which the Company’s common stock is listed on a “national securities exchange” as defined in the Exchange Act and (iii) September 1, 2022. We and the holder of the Initial Debenture also agreed to amend the Initial Debenture to remove the automatic conversion provisions of the Initial Debenture.  More recently, the unexpected delays in our public stock offering have continued, therefore, we have reached an agreement in principle with the institutional investor for a further extension of our borrowings under this bridge loan in the total amount of $2,352,940, based on terms that are yet to be formally agreed upon.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $10,365,088 since inception.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

As of September 30, 2022, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2021), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended September 30, 2022.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

We are not profitable and have incurred an accumulated deficit of $10,365,088 since our inception. Our revenues from sales on a trial basis for the year ended December 31, 2021 and the nine months ended December 31, 2020, were $534 compared to $130,916, consisting mostly of two large wholesale orders, in the nine months ended December 31, 2020. We had no sales for the nine months ended September 30, 2022 and currently have no manufacturing or sales. Sales to the public of MDIs are not expected in 2022 or 2023 because of anticipated FDA testing in connection with the Company’s planned IND filing with the FDA, as discussed below. Notwithstanding that, the Company plans to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company is approved for GMP. At that time the Company plans to also consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.

This report contains forward-looking statements, which speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions.  In that regard, it should be noted that we filed Amendment No. 2 to our Form S-1 registration statement, which is related to a proposed offering of our equity securities, with the SEC on July 22, 2022.  Included in that filing is a detail description of certain risk factors affecting our business, as well as various regulatory risks, intellectual property risks, specific risks related to our securities, financial and accounting risks, and other matters.

Shown below is a summary of the numerous risks and uncertainties that are further described under the section entitled “Risk Factors” in the filed Amendment No. 2 to our Form S-1, which can be found at:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended September 30, 2022 or from October 1, 2022, through the date of this Report, which have not previously been disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, or in a Current Report on Form 8-K.

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

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

November 10, 2022	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)