Form 10-K
period 2022-12-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2023-03-30
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

The aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,472,000. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares of the registrant’s common stock outstanding as of March 30, 2023, was 7,881,567.

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

PART I

ITEM 1. BUSINESS

Reverse Stock Split

Effective on January 11, 2022, shareholders holding a majority of our outstanding voting shares, representing an aggregate of 51.4% of the total voting shares as of such date, executed a written consent in lieu of a special meeting of shareholders, approving among other things, the grant of discretionary authority for our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of an amendment to our Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-two and one-for-fifty, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) December 31, 2022; and (b) the date of the Company’s 2022 annual meeting of shareholders  and an amendment to our Articles of Incorporation to increase the number of our authorized shares of common stock from 750,000,000 to 800,000,000.

On March 4, 2022, the Board of Directors approved a stock split ratio of 1-for-25 in connection with the Shareholder Authority, provided that such approval was subject in all cases to approval of such Reverse Stock Split by the Financial Industry Regulatory Authority (FINRA), and the filing of an amendment to the Articles of Incorporation of the Company with the Secretary of State of Nevada. On March 29, 2022, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of Nevada to effect the Reverse Stock Split and the Authorized Share Increase, which became effective at 2:00:01 A.M., Central Standard Time, on March 31, 2022. The effects of the 1-for-25 Reverse Stock Split has been retroactively reflected throughout this document.

Overview

We are a biotech company specializing in natural based relief through aerosol delivery. We were founded to research and develop pharmaceutical biologics and identify new ways to leverage applied aerosol technology. Our plans for our initial entry into this space are to create an effective delivery systems for non-psychoactive cannabinoids (NPCs).

The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis beginning in January 2020; however, due to the subsequent impact of the COVID-19 pandemic, as well as other contributing factors, the Company has currently suspended such sales. The Company is not currently manufacturing or selling any products, and has generated only nominal revenues since January 1, 2021. Moving forward, funding permitting, and upon obtaining any necessary governmental and/or third-party approvals, the Company intends to finish the build out its 8,566 square feet of leased commercial office building space located in Addison, Texas. The lab will house corporate office as well as its aerosol filling laboratories and isolate manufacturing facility, beginning in the fourth quarter of 2023 or early 2024, depending on contractor availability. Sales to the public of MDIs are not anticipated in 2023 because of anticipated FDA testing in connection with the Company’s planned IND filing with the FDA, as discussed below. Notwithstanding that, the Company plans to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company’s lab is certified as cGMP. At that time the Company plans to consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays using pharmaceutical grade isolates.

The Company’s founders believed that pharmaceutical biologics, including hemp phytoextracts (extracts from the hemp plant), specifically, but not limited to, NPCs, could possibly help individuals find a new way to manage or support the treatment of a variety of common patient indications. What started as an idea of using an inhaler to deliver a potential pain reliever CBD, which is an active ingredient in cannabis derived from the hemp plant), has grown into a company that, funding permitting and subject to receiving any necessary governmental and/or third party approvals, plans in the future to produce many different NPCs and/or blends thereof to be safely, efficiently, and cost effectively, delivered to consumers using aerosol delivery devices. None of the Company’s products use THC. However, the Company is in discussions with an approved secondary education institution to provide testing for aerosolized THC under FDA and DEA oversight. This testing will be on a research basis only and no expectation is to be anticipated that such research will ever be commercialized at this date. Any and all such research may be withheld from public disclosure by third-party agreements and/or regulatory agencies.

In our experience, new and effective delivery systems for active pharmaceutical ingredients or supplements have been a growth engine for brands and companies.  In this vein, we believe that providing consumers with safer, faster and more efficient ways to deliver NPCs will drive the growth of our business.

The Company intends to maintain the highest level of quality and compliance in our formulations and manufacturing practices. To this end, we plan to seek to gain FDA approval of our devices prior to manufacturing and selling these products. When we begin manufacturing our products, we intend to use what we believe are the highest quality ingredients and manufacturing practices to ensure consumers get the purest possible product that is produced according to good manufacturing practices, otherwise known as GMP. The Company recognized very early that aerosol manufacturing, in combination with new unique proprietary technology and formulations, would meet the needs of consumers looking for a better way to utilize hemp products.

Any product lines we develop will focus on safe, legal and effective API. The Company exclusively uses APIs consisting of our proprietary blend of isolate (crystalline solid or powder) derived NPCs. As a result of a vertical acquisition completed in 2020, we own the process and extraction method we believe will result in the highest pharmaceutical grade NPCs available now and in the future. This ability to source, manufacture and sustain our own API ingredients is expected to result in lowering costs and providing a consistent and measured dose for consumers. In addition, we anticipate that this will allow for a higher degree of safety because we will control the entire manufacturing process.

As such, we now have the capacity to manufacture our own pharmaceutical grade NPCs upon access to a GMP facility whether regardless of when our labs in Addison, TX are completed as we own all necessary equipment to manufacture such products. We expect these products will be ultra-pure and unadulterated and are planned to be manufactured using our own NPCs derived from our proprietary processes which we control quality and purity of to an extreme degree, and which we have taken steps to patent.

Using our own NPCs as the API, we are aiming to manufacture our own branded MDI under the nhālerTM brand name (provided that we have removed our nhāler products from the market because we are preparing to file a IND (Investigational New Drug Application) with the FDA in connection therewith) using our proprietary blends. NPCs and their substrates are legal for manufacturing and human consumption in Texas under House Bill 1325 (discussed below). None of our products contain any psychoactive cannabinoids or tetrahydrocannabinol (THC) compounds of any amount.

The Company believes it is unique in the emerging hemp industry in that it does not use “full spectrum” oil, nor does it use compressed air as a propellant. Full spectrum oil is an industry term that means the composite hemp plant crude extract has been liquified using a solvent. The amounts and quantity of any API in full spectrum oil is not readily ascertainable, nor is the consumer usually aware of what solvents are used to liquify the extracts. Accordingly, we do not believe that it is possible to manufacture a safe MDI using full spectrum oil as the product could be adulterated or even toxic, depending upon how the extracted crude is handled and prepared. Any impurity, contaminants, or solvents used in full spectrum oil can endanger a consumer and cause any number of ailments, including laryngospasms, bronchospasms, or lipoid pneumonia, among others. The Company has identified these issues and has consistently worked to avoid any toxicity, impurities, or contaminants in its products.

In furtherance of our commitment to safety and purity, we are planning for the Company’s MDI to be made using FDA listed cans, valves, actuators, propellant and excipients following GMP. All of these parts are manufactured under GMP in accordance with each manufacturer’s requirements which are listed in master drug files with the FDA. We purchase these parts and inert ingredients directly from several of the largest suppliers of FDA listed consumables in the world. We also plan to only use cGMP HFA-134a propellant which is listed with the FDA and approved for humans, in our products. We believe the technology we use is safe if properly applied and has been researched over more than 70 years with hundreds of drugs.

We are entering into an agreement with the world’s largest manufacturer of propellants to test a new “green” propellant in the immediate future, subject to funding. This propellant is in final stages of FDA approval. There is no guarantee that our formulas will be able to be modified, if needed, to create a non-toxic, non-irritating MDI, but “green” non-global warming gases are going to be mandated under present law at some time in the future.

Based, upon our long and deep relationships with the world’s foremost aerosol consumable manufacturer’s we believe we are the only company in the world that is manufacturing an MDI with an NPC API safe for human consumption through the systemic route of administration. We have also hired an experienced pharmaceutical industry veteran (Dr. Duane Drinkwine, our Chief Science Officer (a non-executive)), who has years of experience with companies such as GlaxoSmithKline, Pfizer and Bayer manufacturing APIs for prescription inhalers. Dr. Drinkwine brings over a decade of isolate API production experience to the Company and provides expertise in manufacturing, oversight of safety and compliance related to prescription medication.

Consistent with the entire hemp space, none of our products are yet approved by the FDA or under the Federal Food Drug and Cosmetics Act (FFDCA). We always encourage consumers to do their own research regarding all cannabinoids and our products. We make no claims about therapeutic benefits of our products. None of our products are intended to diagnose, treat, cure or prevent any disease. We recommend any consumer always consult a physician prior to using any cannabinoid product. Any consumer who uses hemp products might have an adverse reaction and/or a drug interaction with another medication and if so, should stop use immediately and seek appropriate medical attention.

Early cannabinoid MDIs introduced to the marketplace and to our knowledge, those of our current competitors, can cause side effects such as irritation of the throat, vocal cords and esophagus, which consumers have not reported in connection with our MDIs, which were previously sold primarily to the medical space prior to our decision to focus on FDA approved products.

From day one we placed great emphasis on manufacturing a product that meets cGMP. “cGMP” means current good manufacturing practice regulations promulgated by the FDA under the authority of the FFDCA. These regulations, which have the force of law, require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are safe, pure, and effective. This goal of being fully compliant is being pursued at a high rate and we apply appropriate measures to reduce risk of non-compliance.  We are currently constructing our new filling and isolate production facility.

Our Competitive Strengths

We believe our business has, and our future success will be driven by, the following competitive strengths:

•Pursuing FDA Approval for our Proposed Products. The Company has engaged multiple consultants to assist with this process. In addition, these consultants are overseeing implementation of the Company’s quality control system in both manufacturing of MDI and production of isolates, and our continued effort of moving towards certified laboratories. The Company is not aware of any other companies in our industry pursuing the same business strategy.

•IND Testing and Trial. The Company has begun the process of producing all studies and research required to file an IND with the FDA. These studies include and are not limited to: sustainability profiles, pharmacokinetic (PK), chemistry, manufacturing and controls (CMC), studies, safety and toxicity, and have the means to conduct clinical trials.

•Emphasis on Precision, Quality and Consistency in our Manufacturing. While we believe most companies in the space have focused on getting low-cost low quality CBD products to market in an effort to turn a quick profit, our focus has been on our science and manufacturing practices. We previously occupied ISO 6 and 7 control rooms on a leased basis to ensure our manufacturing practices, product development and safety protocol all follow GMP. Our new facility, under construction, is expected to provide us the ability to continue this emphasis.

•Differentiated Business Model. In our experience, most companies in the cannabinoid industry only focus on direct to consumer and potentially store/dispensary sales. We have built our business more in line with those of true pharmaceutical and consumer product brands.  Our plan is to focus our MDI sales efforts (after approval by the FDA) in line with pharmaceutical industry standards.

•Superior Delivery System with Proven Efficacy History. MDIs have been in use for over 70 years and we believe they are the best way to get safe to use inhalants into a user’s blood stream outside of an IV.  We have spent substantial time and resources perfecting the technology to ensure that our devices operate as designed. This involves ensuring the parts and machines are pharmaceutical grade, our lab is up to GMP standards, our dosing is accurate and measured and we believe our API are the highest medical quality. In short, the MDI we are planning to manufacture are believed to be safe and unadulterated.

•Proprietary Active Pharmaceutical Ingredients (API). We plan to produce our own in-house pharmaceutical grade isolate which was developed by experienced industry professions exclusively for MDI use.

•Long Term Supplier Relationships. We are invested in long term relationships with our pharmaceutical providers for cans, valves, actuators, propellant and technical equipment. This allows us to be able to expand our manufacturing capacity quickly and scale up to meet customer demand. We regularly speak to all suppliers about our activities under confidentiality agreements and we attend invitation only trade shows related to our products.

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

Competitive Landscape

The Company believes its MDI is unmatched in the current CBD product marketplace. We believe that the combination of our proprietary NPC API and our unique MDI delivery system create a suite of products that are highly differentiated from any other product on the market. To our knowledge, at the current time, we do not have any direct competitors who offer the same type of product. We are aware of a dry powder CBD inhaler but have not evaluated this against our product but presently do not believe it is FDA approved or will be a threat to our market.

However, there are other so-called cannabinoid inhalers offered in the marketplace, and there is an abundance of other cannabinoid products available. We face competition from manufacturers of other cannabinoid inhalers.

We believe the market for the sale of CBD and other non-THC-based cannabis products is fragmented and intensely competitive. We plan to compete based upon the quality of our products and method of delivery, and eventually on our brand name recognition. We expect that the quantity and composition of the competitive environment will continue to evolve as the industry matures and new customers enter the marketplace.

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

•Cannabinoids, the FDA, and Clinical Testing. The cannabinoid and hemp marketplace are still somewhat devoid of medical substantiation. There have been very few products that have started to undergo medical testing in the hopes of gaining information around benefits, dosing and potential FDA approval. Our initial goal was to start to explore the medical opportunity by conducting voluntary clinical testing on our nhālerTM branded products. We partnered with a healthcare group who has a captive patient population to test our nhālerTM brand with patients presenting with clinical diagnosis around pain, anxiety, PTSD, insomnia and long haul COVID-19 problems. This testing is now indeterminate as we are planning to seek FDA approval and such testing will fall under our proposed IND.  In addition to clinical testing, we have engaged with a several of FDA consultants to help us position our manufacturing and formulations with the future goal of filing a New Drug Application (NDA) with the FDA. We have removed products sold under the nhāler brand name from the market because we are preparing to file this IND (Investigational New Drug Application) with the FDA. We have hired a law firm to assist in preparation of the application and have further hired a lobbying firm located in Washington, D.C. to interface with the FDA on our behalf in the U.S. Congress. We are currently in discussions with other organizations with significant FDA regulatory experience to provide oversight of the entire process. These discussions are ongoing and will be finalized assuming we receive necessary funding. The Company is presently intending to conduct a pre-IND meeting with the FDA prior to filing the actual IND application with the FDA. The Company believes the pre-IND meeting and the IND application will occur in the third quarter of 2023, funding permitting. We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products. Finally, we are in late-stage discussions with a major institute of higher learning to form a collaborative research effort to finish our CBD MDI and to research other select cannabis compounds. This will in all reasonable probability involve their medical school with human testing under commercial and research INDs with the FDA.  Finally, we are in late-stage discussions with a major institute of higher learning to form a collaborative research effort to finish our CBD MDI and to research other select cannabis compounds. This will in all reasonable probability involve their medical school with human testing under commercial and research INDs with the FDA, some of which will require DEA oversight and approval in a Schedule 1 lab which is to be leased from the institution.

•Legal Status. Our products are not FDA approved. However, we plan to file an IND with the FDA in the second or third quarter of 2023, funding permitting, to conduct Phase 1 human clinical trials of our flagship metered dose inhaler containing CBD.  We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products. CBD is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large. There are currently ongoing discussions about CBD and cannabinoids with Congress that may impact the Company’s business operations both positively and negatively.

•International Expansion. We plan to expand our marketing and sales to outside of the United States, funding permitting, and assuming further declines in the spread of COVID-19. Similar to the growth trends that we are seeing in the U.S., we believe there will be a significant opportunity for us to capture market share internationally with our product offerings in the future. We have no current time predictions for this activity because we believe our best opportunity in this area is after FDA approval, as discussed above. Once we finish construction of our isolate manufacturing facility, we can, if we choose, begin to market internationally for pharmaceutical grades isolate sales. We are currently in negotiations with pharmaceutical companies in central and south America for licensing agreement upon FDA approval by the end of 2023; however, we do not intend to market our MDI internationally in other jurisdictions until the end of our planned Phase 1 studies, because we understand and believe that the FDA has a major effect on drug sales in all foreign jurisdictions we presently have under consideration.

Plan to Restart Manufacturing

We are currently in the process of building our own manufacturing and extraction facility. This facility will provide us increased capacity for research and development and eventually manufacturing of our product lines.  This facility is expected to be completed and operational late in 2023. We previously leased an ISO rated laboratory, that lease expired.  We have paused the production of products since December 31, 2021, and plan to resume the production of products for testing purposes in the summer of 2023. Timing related to sale of MDI products will be wholly dependent on FDA approvals anticipated in late 2023 or 2024, but which timing will be based on numerous factors, including available funding. Notwithstanding our plans as discussed above, we believe that production of pharmaceutical grade isolate can be resumed upon completion of the manufacturing laboratory which is presently about 70-80% complete. We  have accepted delivery of the finished clean rooms by the manufacture and have received a permit from the City of Addison, Texas which we believe is imminent, to continue construction. This permit expired in January 2023 and we will need to resubmit on a renewal basis to continue work.

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

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, and certain trade secrets. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure will give us a competitive advantage in the marketplace. We plan to rely on a combination of patent, trademark, copyright, trade secret, including federal, state and common law rights in the United States and other countries, nondisclosure agreements, and other measures to protect our intellectual property. To date, we have filed three provisional patents for pharmaceutical grade CBD and CBG. These provisional patent applications have been accepted by the United States Patent and Trademark Office. The Company has instructed its patent attorneys to begin the process of converting the provisional patent applications to utility patents and have converted one provisional patent to a non-provisional patent to date.

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

Our primary web properties are:

•www.nhaler.com, and

•www.rtslco.com

Patent Applications

Moving forward, we plan to continue to file patent applications for our various processes and manufacturing methods, to the extent we deem such applications warranted and beneficial to the Company. Presently we have three (3) non-provisional patents applications filed and anticipate another having two more drafted and being prepared for filing in the 2nd quarter of 2023.

Trademarks and Copyrights

Although we have not sought complete copyright and/or trademark registration for our technology or works to date, we rely on federal or statutory common law copyright and/or trademark and trade secret protections in relation to our nhālerTM MDI (provided that we have removed our nhāler products from the market because we are preparing to file an IND (Investigational New Drug Application) with the FDA in connection therewith) and our N-PsicanTM API, as well as our RxoidTM.

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

Property, Employees and Human Capital Resources

As of the date of this report, we have three full-time and one part-time employees in Dallas, Texas. Our CFO works remotely from Houston, Texas. We have numerous outside consultants that have exclusive agreements with us for their professional services including physicians. We presently have a temporary corporate office located at 5580 Peterson Lane, Ste. 120, Dallas, Texas, which is being provided by the Company’s Chief Executive Officer at no cost or commitment to the Company. Effective October 1, 2021, the Company entered into a 5 year lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas. Currently, the Company is in the process of building out this space, pending obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratories and isolate manufacturing facility, beginning in the fourth quarter of 2023 or early 2024. The Company has recently received its construction permit from the City of Addison, Texas. Completion, pending funding, in the spring of 2023 is primarily based upon availability of sub-contractors to our general contractor.  The base monthly rent of this space is $7,852 per month escalating annually over 60 months to $9,279 per month. The new labs in this space are being constructed such that they are capable of being certified to ISO 6 and ISO 13485 specifications. We may also pursue additional warehousing capabilities. We presently use short-term storage for warehousing. None of our employees are subject to collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants.

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

The Initial Debenture was originally due upon the earlier of (a) May 1, 2022, and (b) the date of a Qualified Offering (defined above), unless earlier converted into common stock of the Company, as discussed above, however, due to unforeseen delays experienced in the Company’s planned public offering of common stock on a national exchange, we reached an agreement with the institutional investor on May 31, 2022 to extend the maturity date of the Initial Debenture, until the earlier of (i) within 48 hours of the closing of a Qualified Offering, (ii) within 48 hours of the date on which the Company’s common stock is listed on a “national securities exchange” as defined in the Exchange Act and (iii) September 1, 2022. We and the holder of the Initial Debenture also agreed to amend the Initial Debenture to remove the automatic conversion provisions of the Initial Debenture.  More recently, the unexpected delays in our public stock offering have continued, therefore, we have reached an agreement in principle with the institutional investor for a further extension of or an increase in our borrowings under this bridge loan in the total amount of $2,352,940, based on terms that are yet to be formally agreed upon.  At the same time, we are pursuing other potential sources of financing besides the public stock offering in order to meet our corporate objectives.

Also pursuant to the same amendment agreement entered into on May 31, 2022, we and the holder of the Initial Investor Warrants agreed to amend the Initial Investor Warrants to extend the expiration date thereof from August 3, 2026 to August 3, 2028, and to extend the anti-dilution rights associated therewith (discussed below) for a period of 24 months following the date the Company’s common stock is approved for uplisting on a national securities exchange.

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

Pursuant to a Placement Agent Agreement entered into with Maxim Group LLC (the “Placement Agent”), who served as placement agent for the offering of the Debentures and Investor Warrants, we agreed to pay the Placement Agent for the offering a cash commission of 8% of the gross proceeds received in the offering of the Initial Debenture ($132,000), and to grant the Placement Agent a warrant to purchase 5% of the total shares issuable upon conversion of the Initial Debenture (i.e., warrants to purchase 9,706 shares), with an exercise price equal to the same exercise price as the Investor Warrants ($10.00 per share),which have a term of five years and are in substantially similar form as the Initial Investor Warrants (except for an expiration date of August 4, 2026 (the “Placement Warrants” and together with the Investor Warrants, the “Offering Warrants”). We agreed to register the shares of common stock issuable upon exercise of the Placement Warrants under the Securities Act.

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

On January 28, 2022, we entered into a Securities Purchase Agreement (the “Suggs Purchase Agreement”), with J. Scott Suggs, a member of our Board of Directors (“Suggs”), pursuant to which the Company agreed to sell, and Suggs agreed to purchase, a Promissory Note (the “Suggs Note”). The Suggs Note was purchased for, and has an initial face amount of, $400,000. The Suggs Note accrues interest at 18% per annum, compounded monthly (at the end of each month), until the earlier of (i) January 26, 2023 (the “Maturity Date”), which he has agreed to extend to a date to be determined, or (ii) ten days from the date that the Company’s common stock is listed on a national exchange and that the Company receives funding under any underwritten offering in connection therewith, when all accrued interest and outstanding principal under the Suggs Note is required to be paid in a single lump sum. If the Pre-Payment Date occurs prior to the Maturity Date, the Company will be required to pay a prepayment penalty equal to the outstanding principal balance of the Suggs Note multiplied by 25.44% ($101,760), less the amount of total accrued interest owed under the Suggs Note as of the Pre-Payment Date (the “Pre-Payment Penalty”). No Pre-Payment Penalty will be due if the Suggs Note is repaid on the Maturity Date, provided the Pre-Payment Date has not previously occurred. Other than on the Pre-Payment Date, the Company has no right to accelerate payments or prepay the Suggs Note, except with the prior written approval of Suggs.

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

On March 8, 2022, we entered into a Securities Purchase Agreement with an institutional investor, Red Road Holdings Corporation (“Red Road”), and issued a Promissory Note payable to Red Road (the “Red Road Note”) in order to fund short-term working capital needs in the amount of $197,000. This note has a maturity of one year and has substantially the same payment and default provisions as the Suggs Note, except that we were required to make monthly principal and interest payments of $21,276, beginning on May 1, 2022. In December 2022, we defaulted on making the monthly note payment of $21,276 to Red Road due to our lack of liquidity. In accordance with the terms of the note, Red Road elected to convert $15,000 of the note principal into 16,340 shares of our common stock, at a calculated conversion rate of $0.92 per share, leaving a remaining outstanding loan balance of $70,104, including default interest. In January and February 2023, Red Road elected to convert an additional $44,856 of the note principal into a total of 116,973 shares of our common stock, at the applicable conversion rates at the time of each conversion, leaving a remaining outstanding loan balance of $25,248, including default interest.

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

The Company paid $300,000 in cash, and issued 25,000 shares of restricted common stock to Gill and Johnson (the “Closing Shares”), and provided them the right to earn up to 16.5 million shares of Series A Preferred Stock of the Company, convertible for common stock on a 1-for-25 basis, subject to certain conditions.

As of the date of this report, Gill has complied with a portion of the conditions under the Razor Jacket acquisition and the Company expects the majority of all conditions will have been met by December 31, 2023, which includes the construction of a new facility and completion of patent applications. However, Mr. Johnson has, as of the date of this report, been terminated for cause and will not receive any shares previously issuable to Mr. Johnson.

In addition, Gill and Johnson executed an Assignment of Intellectual Property Agreement in favor of the Company, assigning all of their and Razor Jacket’s intellectual property and rights associated with the process of converting raw hemp or cannabis crude into distinct isolates of NPC, THC1, and all other minor cannabinoids and/or associated terpenes including, but not limited to, the modification of existing commercial or specialty equipment fabricated and assembled to work in conjunction with Razor Jacket’s processes.

1 The Company does not presently have any plans to process hemp for the production of any THC. Although the Company acquired proprietary rights to the methodologies to manufacture THC from Razor Jacket, this is not part of its business model.

In connection with the closing, Gill entered into a Trading Agreement with the Company dated November 16, 2020 (the “Common Trading Agreement”), which restricts Gill’s ability to transfer or sell the Closing Shares (and any other shares of Company common stock which he may obtain during the term of such agreement), until October 31, 2023, provided that between October 31, 2021, and October 31, 2023, Gill could sell not more than 10% of the average daily aggregate trading volume of the Company’s common stock over the preceding 30 day rolling period, subject to certain other requirements.

Also in connection with the closing, Gill entered into a separate Trading Agreement dated November 16, 2020 (the “Preferred Trading Agreement”), which restricts his ability to transfer or sell any of the shares of common stock issuable upon conversion of the Series A Preferred Stock (and any other shares of Company common stock which he may obtain during the term of such agreement), until October 31, 2025, provided that between October 31, 2022, and October 31, 2025, Gill can sell not more than 10% of the average daily aggregate trading volume of the Company’s common stock over the preceding 30-day rolling period, subject to certain other requirements.

Subsequently, the Company has hired Dr. Duane Drinkwine, Ph.D. on January 26, 2021 to oversee all laboratory operations for the Company. Dr. Drinkwine has more than 30 years of experience in the pharmaceutical industry. Most importantly, he has significant experience in isolate crystallization, and he has perfected NPC crystallization for human consumption and ultimately for use in application to the FDA. He has significant experience in compliance with cGMP practices, Occupational Safety and Health Administration (OSHA) and United States Environmental Protection Agency (EPA) lab regulations, and of course, FDA new drug applications.

Dr. Drinkwine was the lead engineer in designing the crystallization equipment for Razor Jacket’s isolate extraction facility prior to the acquisition of Razor Jacket’s intellectual property by the Company.

As of March 2021, we have formulated a new active pharmaceutical ingredient (“API”) for our MDI that we believe substantially reduces, or in most cases, completely eliminates any irritation of the nose, throat, larynx or bronchial tubes of the lungs. Irritation by inhalation of CBD has been identified as a primary problem of MDI by industry participants and the FDA. We plan on seeking a non-provisional patent on this new API moving forward.

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

Separately, various states have recently begun changing their laws to allow for hemp-related activities in compliance with such new state laws, which nonetheless still violate the CSA, which makes cannabis use and possession illegal as discussed above. To our knowledge, as of the date of this report, 47 states have changed their laws to permit the use of hemp for medical purposes. Many other states legally allow the use of CBD oil, provided that to our knowledge, CBD is still illegal in Idaho, Iowa and South Dakota.

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing hemp extracts including, but not limited to, cannabidiol under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019. The Company has obtained a license under Texas House Bill 1325 for Consumable Hemp Products (License Number 176). A Consumable Hemp Product License is required if: consumable hemp products (like the Company’s products) are manufactured. Manufacturing includes the following activities: preparing, compounding, processing, packaging, repackaging, labeling and relabeling. The Company’s Consumable Hemp Product License expires (subject to renewals granted by the State of Texas on March 31, 2023.

As described above, all of the Company’s products are made up of non-THC cannabinoids. While we believe our operations are compliant with applicable federal and state law, there are risks that our operations violate the CSA or other federal laws or state laws.

Additionally, as of the date of this report, and based upon publicly available information, while, to our knowledge the FDA has not taken any enforcement actions against CBD companies that do not make therapeutic claims, the FDA has sent warning letters to and brought enforcement actions against  companies demanding they cease and desist from the production, distribution, or advertising of CBD products, relating to instances that such CBD companies have made misleading and unapproved label claims. The FDA also recently rejected two New Dietary Ingredient (“NDI”) notifications to market full-spectrum CBD as part of dietary supplements.

ITEM 1A. RISK FACTORS

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in this “Risk Factors” section below. These risks include, but are not limited to, the following:

•We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business;

•We are not currently manufacturing any products or generating any revenues;

•We are subject to risks in connection with FDA Regulations;

•Our planned FDA Investigative New Drug Application (IND) is subject to risks;

•Final approval by regulatory authorities of our products for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues;

•The FDA may determine that our drug candidates have undesirable side effects that could delay or prevent their regulatory approval or commercialization;

•We have a limited operating history and our business is in a relatively new consumer product segment, which is difficult to forecast;

•We require additional financing, and we may not be able to raise funds on favorable terms or at all;

•Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern;

•Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations;

•We may not succeed in restarting or growing our sales and creating a viable market for our products, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results;

•Changes in public opinion and perception could negatively affect our business operations;

•The current continued outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and may have an adverse impact on our performance and results of operations;

•The long-term health impacts associated with use of hemp derivative products are unknown;

•Our products may be subject to recalls for a variety of reasons;

•We are subject to product liability regarding our products, which could result in costly litigation and settlements;

•The hemp industry faces strong opposition;

•The results of future clinical research may negatively impact our business ;

•The lack of reliable data on the hemp industry may negatively impact our results of operations;

•Hemp companies are subject to recent SEC investor fraud alerts and have been under greater scrutiny by the SEC than companies in other industries;

•We may be unable to obtain our cleanroom ISO levels, which may lead to contamination of our product;

•We are dependent upon our current management, who may have conflicts of interest;

•We could be subject to hackers or ransomware attacks;

•We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

•We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business;

•We are constrained by law in our ability to market and advertise our products;

•The license we have to use and commercialize the ‘Desirick Procedure’ is only exclusive in four states, and even in those states, is subject to licenses which were existing as of February 9, 2021;

•Each State and other jurisdiction has its own licensing requirements and regulations when it comes to the sale of cannabinoid products;

•The FDA has not approved any of the Company’s products;

•The propellants we use in our products contain greenhouse gases and may be subject to future restrictions or limitations on use;

•Because we plan to manufacture and sell CBD products, it is possible that, in the future, we may have difficulty accessing the service of banks;

•The FDA limits our ability to discuss the potential medical benefits of CBD;

•If we are unable to protect our intellectual property, our business may be adversely affected;

•If we are unable to obtain or defend our pending patents, our business could be materially adversely affected;

•We operate in an industry with the risk of intellectual property litigation. Claims of infringement against us may hurt our business;

•Our common stock has in the past been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future;

•Your ownership may be diluted if additional capital stock is issued to raise capital, to finance acquisitions or in connection with strategic transactions;

•Shares issuable upon the conversion of convertible notes may substantially increase the number of shares available for sale in the public market and depress the price of our common stock;

•Certain of our outstanding convertible notes and the Debentures include restrictions on future activities;

•The issuance of common stock upon conversion of the Debentures and upon exercise of outstanding warrants will cause immediate and substantial dilution;

•We currently owe a significant amount of money under our outstanding Debenture;

•Certain warrants we have granted include anti-dilutive rights which will be triggered in connection with an offering;

•The concentration of our common stock ownership by our current management will limit your ability to influence corporate matters;

•There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may be volatile;

•Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, if issued, and the shares of common stock issuable upon conversion thereof, will cause significant dilution to existing stockholders;

•There is a limited public market for our securities and you could lose all or part of your investment;

•We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability;

•We may not be able to compete successfully against present or future competitors;

•Our ability to grow and compete in the future will be adversely affected if adequate capital is not available;

•We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

•Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure;

•If we make any acquisitions, they may disrupt or have a negative impact on our business;

•Our business, including our costs and supply chain, is subject to risks associated with raw material costs, inflation and energy;

•Our Amended and Restated Articles of Incorporation, as amended, provides for the indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders;

•Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock;

•Our common stock may continue to be followed by only a limited number of analysts and there may continue to be a limited number of institutions acting as market makers for our common stock; and

•Other risks disclosed below.

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

Risks Relating to Our Business

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this report. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results, and consequently, could cause the value of our securities (including our common stock) to decline in value. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. It is not possible to predict or identify all such factors. Consequently, the following description of Risk Factors is not a complete discussion of all potential risks or uncertainties applicable to our business.

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted to an entirely new business and may not be successful in this new business.

We are not profitable and have incurred an accumulated deficit of $10,316,149 since our inception. We had no sales for the year ended December 30, 2022.  Our revenues from sales on a trial basis for the year ended December 31, 2021 and the nine month transition period ended December 31, 2020, were $534 and $130,916, respectively, consisting mostly of two large wholesale orders, in the nine months ended December 31, 2020. Sales to the public of MDIs are not anticipated in 2022 or 2023 because of anticipated FDA testing in connection with the Company’s planned IND filing with the FDA, as discussed below. Notwithstanding that, the Company plans to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company is approved for GMP. At that time the Company plans to also consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in pursuing the business of bitcoin mining and digital currency and were not successful in that business. In November 2019, we adopted a new business strategy focused on developing potential commercial opportunities involving the rapid application of therapeutics using inhaler technology that the Company has licensed for its use. We have yet to commence profitable operations in that business and have generated only minimal revenues in connection with such new business strategy; therefore, the Company is continuing to incur operating losses. We may not generate significant revenues in the future, may not be able to sustain our operations with the revenue that we generate in the future, and even if we achieve profitability, we may not be able to sustain profitability in subsequent periods.

We are not currently manufacturing any products or generating any revenues.

The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis beginning in January 2020; however, due to the subsequent impact of the COVID-19 pandemic, as well as other contributing factors, the Company has currently suspended such sales. Sales to the public of MDIs are not anticipated in 2022 or 2023 because of anticipated FDA testing in connection with the Company’s planned IND filing with the FDA. Notwithstanding that, the Company will explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company is approved for GMP. At that time the Company will also consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays. The Company is not currently manufacturing or selling any products, and has generated only nominal revenues since January 1, 2021. Moving forward, funding permitting, and upon obtaining any necessary governmental and/or third party approvals, the Company plans to build out its 8,566 square feet of leased commercial office building space located in Addison, Texas, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratories and isolate manufacturing facility, beginning in the fourth quarter of 2023, and hopes to begin re-manufacturing and selling metered dose inhalers (MDI) and other products to deliver NPCs to customers for testing purposes in the first quarter of 2024, of which there can be no assurance. Because we are not currently generating any revenues, and future revenues will be subject to the filing and approval of the IND as well as other FDA approvals, discussed below, all expenses are currently being paid by borrowings and/or equity sales and such expenses will continue in the future until such time, if ever, as we can generate significant revenues. We may not be able to restart our manufacturing in the future, we may never sell any products, and we may not be able to generate sufficient revenue in the future to support our operations. We may not generate significant revenues in the future, may not be able to sustain our operations with the revenue that we generate in the future, and even if we achieve profitability, we may not be able to sustain profitability in subsequent periods.

We are subject to risks in connection with FDA Regulations.

Our MDI parts and CBD will be regulated by the FDA. Prior to the removal of our MDI from the marketplace to pursue FDA approval for our MDI containing CBD, we sold our products to the public under what is commonly termed “safe harbor” provisions. These provisions essentially state that although CBD is a regulated drug under FDA rules, companies can sell to the public if they do not make any therapeutic claims and do not sell an adulterated or toxic product. We plan to continue to sell future CBD products into the marketplace under this safe harbor provision; however, we will not sell a metered dose product to deliver CBD to the lungs as we are seeking FDA approval to sell this product only on an OTC or prescription bases. Regardless, at any time, the FDA could change its position and seek to remove all CBD products from the US marketplace for all manufacturers. Based upon the stated legislative intent of the 2018 Farm Bill, our lobbyist’ advise, pending legislation in the US Congress, and on statements posted by the FDA on www.fda.gov, the Company does not expect this to happen.

Our planned FDA Investigative New Drug Application (IND) is subject to risks.

The Company has made the decision to seek approval from the FDA under what is known as an Investigative New Drug Application for its MDI containing only CBD. Although the Company is making best efforts to achieve success of an FDA approval, the IND application has not been filed to date, nor has the Company met with the FDA regarding such planned IND, and there are no assurances the FDA will ever approve any new drug application including our MDI containing CBD. The IND application is a process to seek FDA approval of a drug for treatment of newly discovered therapeutic applications. This is a time-consuming expensive process. There is no firm timeline for how long this may take and there is no guarantee the Company will be able to meet the long-term cost of yet unknown FDA requirements. Further, there is no guarantee that at any time in the IND process the FDA will refuse to approve the application for any purpose or even allow further testing on humans. In short, the FDA could order us to stop testing at any time and to never sell the product to the public again.

Final approval by regulatory authorities of our products for commercial use may be delayed, limited or prevented, any of which would adversely affect our ability to generate operating revenues.

We do not anticipate generating any significant operating revenue until we obtain FDA approval for our MDI products and planned IND. We will need to successfully complete certain clinical studies and obtain regulatory approval before we begin commercial sales. We may experience unforeseen events during product development that may substantially delay or prevent product approval. The pre-clinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, export, marketing and distribution, and other possible activities relating to our products will be subject to extensive regulation by the FDA and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact the approval of one or more of our products or otherwise negatively impact our business.

Specific pre-clinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of our planned IND application, and clinical trials may commence only after the IND application becomes effective. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of a New Drug Application (“NDA”). An NDA must be supported by extensive clinical and pre-clinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate.

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. Regulatory approval of an NDA is not guaranteed. The number and types of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. Despite the time and expense exerted in pre-clinical and clinical studies, failure can occur at any stage, and we could encounter problems that delay our product candidate development or that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The FDA can delay, limit or deny approval of a drug candidate for many reasons, and product candidate development programs may be delayed or may not be successful for many reasons including but not limited to, the following:

•the FDA or  Institutional Review Boards (“IRBs”) may not authorize us to commence, amend, or continue clinical studies;

•we may be required to amend our clinical studies in such a way that it compromises the study data or makes the ongoing conduct of the study is impracticable;

•there may be deviations from the clinical study protocol that may result in the need to drop patients from the study, increase the study enrollment size or duration, or that may compromise the reliability of the study and the resulting data;

•we may not be able to enroll a sufficient number of qualified patients for clinical trials in a timely manner or at all, patients may drop out of our clinical trials or be lost to follow-up at a higher rate than we anticipate, patients may not follow the clinical trial procedures, or the number of patients required for clinical trials may be larger than we anticipate;

•we may have delays in adding new investigators or clinical trial sites, or we may experience a withdrawal of clinical trial sites;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•a drug candidate may not be deemed adequately safe or effective for an intended use;

•the FDA may not find the data from pre-clinical studies and clinical trials sufficient;

•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;

•to the extent that we are developing drug candidates for use in combination with other products, clinical trials may be more complex, resulting data may be more difficult to interpret, we may not be able to demonstrate that clinical trial results are attributable to our drug candidate, or developments with respect to the other product or standard of care may impact our ability to obtain product approval for our drug candidate or to successfully market our drug candidate;

•the FDA or comparable foreign regulatory authorities may not accept data from studies with clinical trial sites in foreign countries;

•the FDA may require that we conduct additional pre-clinical or clinical studies, change our manufacturing process, or gather additional manufacturing information above what we currently have planned for;

•the FDA’s interpretation and our interpretation of data from pre-clinical studies and clinical trials may differ significantly;

•the FDA may not agree with our intended indications, the design of our clinical or pre-clinical studies, or there may be a flaw in the design that does not become apparent until the studies are well advanced;

•we may not be able to establish agreements with contractors or collaborators, including clinical trial sites and clinical contract research organizations (“CROs”), or they or we may fail to comply with applicable FDA, protocol, and other regulatory requirements, including those identified in other risk factors;

•the FDA may not approve the manufacturing processes or facilities;

•the FDA may change its approval policies or adopt new laws or regulations and our development program may not meet newly imposed requirements;

•the cost of clinical trials of our product candidates may be greater than we anticipate or we may have insufficient funds for a clinical trial or to pay the substantial user fees required by the FDA upon the filing of a marketing application; or

•the FDA may not accept an NDA or other submission due to, among other reasons, the content or formatting of the submission.

Our pre-clinical and clinical data, other information and procedures relating to a drug candidate may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. If approved, FDA will require post-marketing studies to verify clinical benefit. Failure to conduct required post-approval studies, or confirm a clinical benefit, will allow the FDA to withdraw the drug from the market on an expedited basis.

Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop. Additionally, other factors may serve to delay, limit or prevent the final approval by regulatory authorities of our drug candidates for commercial use, including, but not limited to:

•our MDIs are in various stages of development, and we will need to conduct significant clinical testing and development work to demonstrate the quality, safety, and efficacy of these drug candidates before applications for marketing can be filed with the FDA, or with the regulatory authorities of other countries;

•development and testing of product formulation, including identification of suitable excipients, or chemical additives intended to facilitate delivery of our drug candidates;

•it may take us many years to complete the testing of our drug candidates, and failure can occur at any stage of this process; and

•negative or inconclusive results, statistically or clinically insignificant results, or adverse medical events during a clinical trial could cause us to delay or terminate our development efforts.

Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do. This may prevent us from receiving marketing approvals and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. If we experience delays in obtaining approval, if we fail to obtain approval of a product candidate or if the label for a product candidate does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate, the commercial prospects for such product candidate may be harmed and our ability to generate revenues from that product candidate will be materially impaired. Accordingly, the successful development of any of our drug candidates is uncertain and, accordingly, we may never commercialize any of these drug candidates or generate significant revenue.

The FDA may determine that our drug candidates have undesirable side effects that could delay or prevent their regulatory approval or commercialization.

Undesirable side effects caused by our drug candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Undesirable side effects may also result in requirements for costly post-marketing testing and surveillance, or other requirements, including risk evaluation and mitigation strategies (REMS), to monitor the safety or efficacy of the products. These could prevent us from commercializing and generating revenues from the sale of our drug candidates.

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

We are not currently generating any revenues and do not anticipate generating any significant revenues until late 2023 or 2024, at the earliest, pending FDA approval of our product candidates, which may not be received on a timely basis, if at all. We anticipate requiring further funds in the future to grow our operations and produce additional product lines. The sources of additional capital are expected to be from sales of our securities including equity, equity linked and convertible debt and potentially notes payable. Any future sales of our securities will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued reports on our financial statements for the years ended December 31, 2022 and 2021, that includes an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We will be substantially dependent on continued market acceptance and proliferation of consumers of hemp related products-including our current planned products and any new products we may offer. We believe that as hemp and hemp-derived cannabidiol becomes more accepted, the stigma associated with these sectors will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the hemp space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the industry will adversely affect our business operations. Additionally, the failure of the market to accept our current and any future products will have a material adverse effect on our revenues and prospects.

We may not succeed in restarting or growing our sales and creating a viable market for our products, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

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

The current continued outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and may have an adverse impact on our performance and results of operations.

The current continued outbreak of the novel coronavirus, or COVID-19, which has been declared by the World Health Organization (WHO) to be a “pandemic”, has spread across the globe and is impacting worldwide economic activity. COVID-19 has severely restricted the level of economic activity around the world. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities.  The governments of many countries, states, cities and other geographic regions have taken previous preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes, the majority of which have expired to date.  Temporary closures of businesses have previously been ordered and numerous other businesses have been forced to temporarily close. Such actions have created a disruption in global supply chains, and adversely impacted many industries. To date, the only effect of the pandemic on our operations, which have been fairly minor, is that the pandemic prevented us from traveling to making sales calls on our primary client groups of physicians and other health and wellness providers, which has delayed our marketing plans. The continued COVID-19 outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown, which could affect the future sales of our products, which have been minimal to date.

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

Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises.  Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults.  Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing.  If increased levels of volatility in the business community continue including, but not limited to, short supplies of raw materials, shipping prices, or restrictions on propellants which contain propellant grade HFC 134a/P (“HFC”), or inflation increases, it would likely materially affect our business and the value of our securities. Additionally, presently, the EPA has issued a public notice regarding the use of HFC, this, but to our knowledge, no action has been taken to ban the use of such propellant for medical purposes. We presently have a large reserve of pharmaceutical grade propellant sufficient for our testing purposes and a contract with a major manufacture. Regardless, we are taking steps to secure new propellants to use in testing, which may not be available on commercially reasonable terms, if at all. Additionally, if there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our securities.

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

As a result of recent and ongoing regulatory and policy changes in the hemp industry, the market data available is limited and unreliable. Prior to the passage of the 2018 Farm bill, hemp manufacturing was illegal at the Federal level which prevented market research. Therefore, market research and projections by the Company of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team as of the date of this report.

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

Our planned filling facility, MDI laboratory and isolate production lab is expected to be certified to ISO 13485 standards for manufacturing of medical devices. This standard is one that FDA approved products are commonly manufactured in and allows us to formulate and manufacture our products in a sterile environment. In the event we fail to maintain certain cleanroom or GMP standards, we may be unable to prevent contaminants from being introduced into our mixing or filling processes. Such contaminants may cause our products to be adulterated, which would be a violation of food and drug safety requirements for purity, and which in turn could cause an adverse reaction in end users of our products, which could result in claims for damages and product safety, fines, damages, losses, and a negative effect on our brand name, any one of which could cause the value of our securities to decrease.

We are dependent upon our current management, who may have conflicts of interest.

We are dependent upon the efforts of our current management. The majority of our officers and directors have duties and affiliations with other companies. Such involvement of our officers and directors in other businesses may therefore present a conflict of interest regarding decisions they make for the Company or with respect to the amount of time available for the Company. The loss of any of our officers or directors and, in particular, Mr. Donal R. Schmidt, Jr., our Chief Executive Officer, or Mr. D. Hughes Watler, Jr., our Chief Financial Officer, could have a materially adverse effect upon our business and future prospects. We do not have key man life insurance upon the life of any of our officers or directors.

We could be subject to hackers or ransomware attacks.

We work with sensitive pharmaceutical information including, but not limited to, trade secrets, pending patents and potentially patentable intellectual property rights. This makes us a potential target for hackers and malware or ransomware. We believe that we employee the most up to date practices we can afford to account for this type of risk. We maintain two outside consultants to regularly review and monitor our systems. With respect to online sales, we rely on large vendors to provide security as is customary in our industry. We have special corporate rules for management of our intellectual property as it is developed and transmitted to our attorneys in the patent areas including not being connect to the internet.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. For the years ended December 31, 2022 and 2021, we have determined that our disclosure controls and procedures as well as our internal control over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting, and continue to be ineffective.

Management has determined that the Company had the following material weaknesses in its internal control over financial reporting as of December 31, 2022 and 2021:

Entity Level Activities - The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company has identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate

Control Activities - The Company did not have adequate selection and development of effective control activities, general controls over technology and effective policies and procedures. These deficiencies attributed to the following individual control activities:

•The Company did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain controls to ensure appropriate segregation of duties, adequately restricted user access to certain financial applications and data to appropriate Company personnel, and monitoring of IT control activities. These IT deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, OTC Markets, or any stock exchange, as applicable, we could face severe consequences from those authorities. In any of these cases, it could result in a material adverse effect on our business, on our financial condition or have a negative effect on the trading price of our common stock. Further, if we fail to remedy this deficiency (or any other future deficiencies) or maintain the adequacy of our disclosure controls and procedures and our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation against us or our management.

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

Regulatory, Licensing and Intellectual Property and Related Risks

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated and are subject to various laws, regulations and guidelines by governmental authorities (including, in the U.S., the Food and Drug Administration (FDA), the United States Department of Agriculture (USDA), Drug Enforcement Administration (DEA) and the Federal Trade Commission (FTC) and analogous state agencies, including, but not limited to, the Texas Department of State Health Services), relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of hemp-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Our products are not approved by the FDA or under the FFDCA, or the State of Texas (or any other state). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

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

The State of Texas legalized the manufacturing, consumption and export of legal hemp products containing CBD under Texas House Bill 1325 signed by Governor Abbott on June 10, 2019 and we were subsequently granted a Consumable Hemp Product license. While the Company believes that it meets all known requirements of a license for manufacture of legal hemp products, there is no guarantee that the State of Texas will renew the license and/or will not revoke such license, and if either of those events occur, the Company may be forced to move its operations to another state or curtail its operations altogether. The cost of moving its operations and/or penalties or fines in connection with its failure to obtain a license, may have a material adverse effect on the Company’s results of operations and the value of its securities.

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

On February 9, 2021, EM3 Methodologies, LLC (“EM3”) provided us with a royalty-free, perpetual license (unless terminated by the Company) to use the Desirick Procedure or any derivation thereof and its application and use, including, but not limited to, related consumables (cans, valves, and actuators), filling equipment for pMDIs, and/or plastic testing vials and training, support or maintenance thereon of any combination thereof, and all intellectual property of EM3 relating to the foregoing, on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions; provided that we currently have no knowledge of any such pre-existing licensing rights), and on a non-exclusive basis throughout the rest of the world, in consideration for $10. As such, while our license is exclusive in the four states described above, such license is subject to pre-existing license rights which existed as of February 9, 2021, and is non-exclusive in every other state and throughout the world. Consequently, competitors could compete against us in other states, and throughout the rest of the world using the licensed intellectual property, or may already have license rights to the intellectual property in those four states, which remain valid under the terms of the February 9, 2021 license. As a result, we may face competition for our products and future products using the licensed intellectual property and may have no remedy to prevent such competition pursuant to the terms of the license.

Each State and other jurisdiction has its own licensing requirements and regulations when it comes to the sale of cannabinoid products.

We plan in the future to offer products in states other than Texas, California, Florida and Nevada in the future and in foreign jurisdictions. Each state and foreign jurisdiction has its own licensing requirements and regulations. As such, we will need to comply with various rules and requirements which may not be consistent from one jurisdiction to another. The failure to comply with applicable rules and requirements could result in us being prohibited from offering our products in a jurisdiction, fines, penalties or other liabilities. Furthermore, significant resources will be needed to stay on top of changing regulations and requirements to ensure compliance with changes in laws. In the event we fail to comply with applicable laws it could have a material adverse effect on our results of operations and the value of our securities.

The FDA has not approved any of the Company’s products.

While the Company’s MDIs are made using FDA listed cans, valves, actuators, propellant and excipients, the Company’s products have not been approved by the FDA-provided that no approval for such products has been sought. To date the Company is only aware of one hemp or CBD product which is FDA approved, that being Epediolex, an oral solution for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. The Company and (to the Company’s knowledge) the entire CBD marketplace sells products under the “no enforcement position” of the FDA, which has not been codified (as discussed in greater detail below, under “Description of Business-Regulation”). The lack of FDA approval may prevent market acceptance of our products, result in liability from consumers, or potentially result in liability from the FDA in the future, any one of which could have a material adverse effect on our results of operations.

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

Because we plan to manufacture and sell CBD products, it is possible that, in the future, we may have difficulty accessing the service of banks.

While industrial hemp cultivation was legalized by the 2018 Farm Bill, the FDA is choosing to regulate certain hemp products, including CBD. It is possible that the circumstances surrounding the FDA’s handling of CBD-related issues could cause us to have difficulty securing services from banks, in the future.

The FDA limits our ability to discuss the potential medical benefits of CBD.

Under FDA rules, it is illegal for companies to make “health claims” or claim that a product has a specific medical benefit, without first getting FDA approval for such claim. The FDA has not recognized any medical benefits derived from CBD, which means that the Company is not legally permitted to advertise any potential health claims related to its CBD products. Because of the perception among many consumers that CBD is a health/medicinal product, whether or not such perceptions are true, the Company’s inability to make such health claims about its CBD products, may limit the Company’s ability to market and sell its product to consumers, which could negatively impact the Company’s revenues and profits.

If we are unable to protect our intellectual property, our business may be adversely affected.

We must protect the proprietary nature of the intellectual property used in our business. There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Currently, our intellectual property includes certain non-provisional and provisional patent applications, trademarks and know-how related to business, product and technology development. We plan on taking the necessary steps, including but not limited to the filing of additional patents as appropriate. There is no assurance any additional patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. Nonetheless, we currently rely on contractual obligations of our employees and contractors to maintain the confidentiality of our products. To compete effectively, we need to develop and continue to maintain a proprietary position with respect to our technologies, and business.

The risks and uncertainties that we face with respect to intellectual property rights principally include the following:

•currently, we only have non-provisional and provisional patent applications in place, which may not result in full patents being granted, and any full patent applications that we file may not result in issued patents or may take longer than expected to result in issued patents;

•we may be subject to interference proceedings;

•other companies may claim that patents applied for by, assigned or licensed to, us infringe upon their own intellectual property rights;

•we may be subject to trademark opposition proceedings in the U.S. and in foreign countries;

•any patents that are issued to us may not provide meaningful protection;

•we may not be able to develop additional proprietary technologies that are patentable;

•other companies may challenge patents licensed or issued to us as invalid, unenforceable or not infringed;

•other companies may independently develop similar or alternative technologies, or duplicate our technologies;

•other companies may design around technologies that we have licensed or developed;

•any patents issued to us may expire and competitors may utilize the technology found in such patents to commercialize their own products; and

•enforcement of patents is complex, uncertain and expensive.

It is also possible that others may obtain issued patents that could prevent us from commercializing certain aspects of our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. If we license patents, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so. Furthermore, there can be no assurance that the work-for-hire, intellectual property assignment and confidentiality agreements entered into by our employees and consultants, advisors and collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

We operate in an industry with the risk of intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. Participants that own, or claim to own, intellectual property may aggressively assert their rights. From time to time, we may be subject to legal proceedings and claims relating to the intellectual property rights of others. Future litigation may be necessary to defend us or our clients by determining the scope, enforceability, and validity of third-party proprietary rights or to establish its proprietary rights. Some competitors have substantially greater resources and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•cause delays or stoppages in providing products;

•divert management’s attention and resources;

•require technology changes to our products that would cause our Company to incur substantial cost;

•subject us to significant liabilities; and

•require us to cease some or all of its activities.

In addition to liability for monetary damages, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against clients, we may be prohibited from developing, commercializing, or continuing to provide some or all of our products unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

If we are unable to obtain or defend our pending patents, our business could be materially adversely affected.

Our patent position is highly uncertain and involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced under our pending patents or in third-party patents. For example, we might not have been the first to make the inventions covered by each of our non-provisional and provisional patent applications; we might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our technologies; it is possible that none of our non-provisional and provisional patent applications will result in issued patents; our issued patents may not provide a basis for commercially viable technologies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and, we may not develop additional proprietary technologies that are patentable.

As a result, our future patents (if any) may not be valid and we may not be able to obtain and enforce patents and to maintain trade secret protection for the full commercial extent of our technology. The extent to which we are unable to do so could materially harm our business.

We have applied for and plan to continue to apply for patents for certain products. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, such preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products. Failure to receive, inability to protect, or expiration of our patents would adversely affect our business and operations.

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and we do not currently have the financial resources to fund such litigation. Further, such litigation can go on for years and the time demands could interfere with our normal operations. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Many of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. Litigation may also absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our partners, collaborators, employees and consultants, as well as through other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

Risks Related to Our Common Stock

Our common stock has in the past been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is currently considered to be a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

We will need to raise additional funds to expand our operations or finance acquisitions by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our Board of Directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common stock. Our Articles of Incorporation, as amended, authorize us to issue up to 800,000,000 shares of common stock and up to 100,000,000 shares of “blank check” preferred stock (of which 16.5 million shares of preferred stock are designated as Series A Convertible Preferred Stock, 2 million shares of preferred stock are designated as Series B Convertible Preferred Stock (of which a total of 1 million shares of Series B Preferred Stock have been earned, but not issued, as of the date of this prospectus) and 8.5 million shares of preferred stock are designated as Series C Convertible Preferred Stock). Future issuances of common stock or of certain types of preferred stock could “dilute the voting power” you have over matters on which all stockholders vote and could be dilutive to earnings per share.

Shares issuable upon the conversion of convertible notes may substantially increase the number of shares available for sale in the public market and depress the price of our common stock and our market value.

As of the date of this report, we owed approximately $2,528,000 under various convertible promissory notes. The conversion prices of the convertible notes initially vary between $1.25 per share and $10.00 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. As a result, any conversion of the convertible notes and sale of shares of common stock issuable in connection with the conversion thereof may cause the value of our common stock to decline.

In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens, the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease.

In order to meet our working capital needs in advance of a planned offering, the Company has sold certain Original Issue Discount Convertible Debentures to an accredited investor in the aggregate original principal amount of $2,352,950 (the “Debentures”) and warrants to purchase up to 592,360 shares of common stock of the Company (the “Investor Warrants”). The amount owed under the Debentures, including amounts owed upon the occurrence of an event of default, may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price equal to the lower of (a) $10.00 per share, or (b) a 25% discount to the offering price of the Company’s common stock in a Qualified Listing (as defined below)((a) or (b), as applicable, the “Conversion Price”). The conversion of the Debentures is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof if such exercise would result in such holder and its affiliates exceeding ownership of 4.99% of our common stock, which percentage may be increased to up to 9.99%, with at least 61 days’ prior written notice by the holder thereof.

If sequential conversions of the Debentures and sales of such converted shares take place, the price of our common stock may decline. In the future, the shares of common stock, which the Debentures is convertible into or are exercisable for, may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the Debentures may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb the shares issuable upon conversion of the Debentures, then the value of our common stock will likely decrease.

Certain of our outstanding convertible notes and the Debentures include restrictions on future activities.

So long as the Company has any obligation under the $400,000 promissory note sold to J. Scott Suggs, a member of our Board of Directors in January 2022, the Company is prohibited from selling, leasing or otherwise disposing of any significant portion of its assets outside the ordinary course of business without the prior written consent of the holders of such notes. Such restrictions may prevent the Company from raising funds through the sale of assets and/or result in the default of certain of the Company’s outstanding obligations, which could have a material adverse effect on the Company’s results of operations and the value of its securities

So long as any portion of the Debentures remain outstanding, the Company and its subsidiaries are prohibited from undertaking any of the following without the prior written consent of the holders of at least 67% in principal amount of the then outstanding Debentures:

•other than certain permitted indebtedness (as discussed in each Debenture), entering into, creating, incurring, assuming, guaranteeing or suffering to exist any indebtedness for borrowed money of any kind, including, but not limited to, a guarantee, on or with respect to any of the Company’s property or assets or any interest therein or any income or profits therefrom;

•other than certain permitted liens (as discussed in each Debenture), entering into, creating, incurring, assuming or suffering to exist any liens of any kind, on or with respect to any of the Company’s property or assets or any interest therein or any income or profits therefrom;

•amending its charter documents, including, without limitation, its Articles of Incorporation or Bylaws, in any manner that materially and adversely affects any rights of any holder of the Debentures;

•repaying, repurchasing or offering to repay, repurchase or otherwise acquire more than a de minimis number of shares of the Company’s common stock or common stock equivalents other than as to (i) the shares of common stock issuable upon conversion of the Debentures or exercise of the warrants granted with the Debentures and (ii) repurchases of common stock or common stock equivalents of departing officers and directors of the Company, provided that such repurchases shall not exceed an aggregate of $100,000 for all officers and directors during the term of the applicable Debenture;

•repaying, repurchasing or offering to repay, repurchase or otherwise acquire any indebtedness, other than the Debentures, if on a pro-rata basis, except for certain amounts advanced by management that were outstanding on the date the Debentures were entered into;

•paying cash dividends or distributions on any equity securities of the Company;

•entering into any transaction with any affiliate of the Company which would be required to be disclosed in any public filing with the SEC, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of the disinterested directors of the Company (even if less than a quorum otherwise required for board approval); or

•entering into any agreement with respect to any of the foregoing.

Such restrictions may prevent the Company from raising funds through the sale of assets and/or the other activities set forth above and/or result in the default of certain of the Company’s outstanding obligations, which could have a material adverse effect on the Company’s results of operations and the value of its securities.

The issuance of common stock upon conversion of the Debentures and upon exercise of outstanding warrants will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Debentures and upon exercise of the outstanding warrants to purchase 1,280,232 shares of common stock, at exercise prices of $1.25 to $10.00 per share (subject to certain anti-dilution rights), will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Debentures and warrants may ultimately receive and sell the full number of shares issuable in connection with the conversion and exercise of such securities. Although the Debentures may not be converted and the warrants may not be exercised if such conversion/exercise would cause the holders thereof to own more than 4.99% of our outstanding common stock (which percentage may be increased to 9.99% with 61 days’ prior written notice), this restriction does not prevent the holders subject to such restrictions from converting/exercising some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99%/9.99% limit. In this way, the holders of the Debentures and warrants could sell more than any applicable ownership limit while never actually holding more shares than the applicable limits allow. If the holders of the Debentures and warrants choose to do this, it will cause substantial dilution to the then existing holders of our common stock.

If exercises of the warrants and sales of shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

We currently owe a significant amount of money under our outstanding Debenture.

As of the date of this report, we owe approximately $2,352,940 under the Debentures. With the unanticipated delays in our planned public stock offering, we do not presently have sufficient funds to repay such Debentures.  More recently, the unexpected delays in our public stock offering have continued, therefore, we have reached an agreement in principle with the institutional investor for a further extension of or an increase in our borrowings under this bridge loan, based on terms that are yet to be formally agreed upon.  At the same time, we are pursuing other potential sources of financing besides the public stock offering in order to meet our corporate objectives.

Certain warrants we have granted include anti-dilutive rights which will be triggered in connection with an offering.

Warrants to purchase 592,060 shares of common stock, which we granted in August 2021 and May 2022, have an exercise price of $10.00 per share and have anti-dilution rights. Specifically, if we issue, or are deemed to have issued, common stock or common stock equivalents at a price less than the then effective exercise price of the warrants for a period of 24 months following the date our common stock is uplisted to the Nasdaq Capital Market, subject to certain customary exceptions and the sale of up to $1.5 million in private transactions, the exercise price of the warrants is automatically reduced to such lower value, and the number of shares of common stock issuable upon exercise thereafter is adjusted proportionately, so that the aggregate exercise price payable upon exercise of such warrants is the same prior to and after such reduction in exercise price. As a result, the effect of the anti-dilution right may cause significant dilution to existing shareholders. The warrants (except for warrants to purchase 9,706 shares, which expired in August 2026) are exercisable until August 2028.

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

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 26.5% of our outstanding common stock. As such, our directors and executive officers, as stockholders, will have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock.  This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial.  In addition, such concentrated control could discourage others from initiating changes of control.  In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

Pursuant to certain contractual obligations, we have agreed to issue up to 16.5 million shares of Series A Preferred Stock, 2 million shares of Series B Preferred Stock (of which a total of 1 million shares of Series B Preferred Stock have been earned, but not issued, as of the date of this report) and 8.5 million shares of Series C Preferred Stock. Each of such shares of preferred stock, if earned and issued, allow the holders thereof the right to, or in the case of the Series B and Series C Preferred Stock, provided for the automatic conversion thereof into, common stock on a 1-for-25 basis, on the second anniversary of the agreement pursuant to which they are contingently issuable. In the event shares of Series B Preferred Stock and/or Series C Preferred Stock are earned and converted into common stock, such conversions of preferred stock will create significant dilution to existing stockholders.

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

There is a limited public market for our securities and you could lose all or part of your investment.

Our securities are currently quoted on the OTC Pink Market. We currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors. The trading price of our common stock is likely to continue to be volatile. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•actual or anticipated variations in our results of operations;

•our ability or inability to generate revenues;

•the number of shares in our public float;

•increased competition; and

•conditions and trends in the market for our services and products.

Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock and the warrants. Stockholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock and warrant value, but should instead determine the value of our common stock based on the information contained in our public disclosures, industry information, and those business valuation methods commonly used to value private companies.

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

Since our reverse stock split on March 31, 2022, our common stock has been subject to significant swings in trading prices, and has traded between a low of $0.13 to a high of $6.59. We expect the trading prices of our common stock to continue to be highly illiquid, sporadic and volatile in the future.

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

Our business, including our costs and supply chain, is subject to risks associated with raw material costs, inflation and energy.

Our future planned operating results will be negatively impacted by increases in the prices of our materials, and we have no guarantees that prices will not rise in the future. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher prices than competitors for such materials. We may not be able to pass increased prices on to customers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of the raw materials used in the manufacture of our future products we may not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters may increase raw material costs, impacting pricing. Any delays, interruption, damage to or increased costs in the manufacture of the future products we may offer could adversely affect our operating results. We are also subject to risks associated with inflation and increasing costs of raw materials, manufacturing and energy.

Our Amended and Restated Articles of Incorporation, as amended, provides for the indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our Amended and Restated Articles of Incorporation, as amended, require us to indemnify to the fullest extent under Nevada law, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that he is or was a director or officer of the Company, or, while a director or officer of the Company, is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, association or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with which action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, that he had reasonable cause to believe that his conduct was unlawful. Our Amended and Restated Articles of Incorporation, as amended, also provides that no director shall be personally liable to the Company, any of its stockholders or its creditors for money damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the Nevada Revised Statutes.

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

For the foreseeable future, our common stock is unlikely to be followed by a significant number of market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock and warrants are fully distributed and an orderly market develops in our common stock and warrants, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock and warrants are determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

From November 15, 2019 to June 30, 2021, our corporate and executive offices were located in an office space in Dallas, Texas, provided by the Company’s Chief Executive Officer at no cost or commitment to the Company.  Effective June 30, 2021, the Company relocated to a new office that was leased from a third party, but was previously being utilized by us solely as a laboratory, for the remaining term of the lease agreement, which expired on December 31, 2021. Pending completion of the build out of our new permanent office and lab space in Addison, Texas, as further described  below, the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer, as of January 1, 2022, under an arrangement whereby the Company will be responsible for a relatively small share of office costs during its occupancy but will have no long-term financial commitment.

Effective October 1, 2021, the Company entered into a Commercial Lease Agreement with Triple D Rosegate, LLC to lease 8,566 square feet of commercial office building space located in Addison, Texas, at 4139 Centurion Way Suite 400, Addison, Texas 75001. The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. Rent payable under the lease is as follows:

Dates	Monthly Base Rent
From October 1, 2021 to December 31, 2021	$1.00
From January 1, 2022 to December 31, 2022	$7,852
From January 1, 2023 to December 31, 2023	$8,209
From January 1 2024 to December 31, 2024	$8,566
From January 1, 2025 to December 31, 2025	$8,923
From January 1, 2026 to December 31, 2026	$9,280

We paid a $9,280 security deposit in connection with our entry into the lease. We also agreed to pay our portion of the expenses of the property, including real estate taxes, insurance premiums and common area maintenance expenses, including our pro Rata Share of all costs of compliance with laws, ownership, maintenance, repairs, replacements, and operation of the property. It should be noted, however, that the Company has been in arrears in the payment of such monthly rental amounts since March 2022, due to its recent liquidity situation.

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

As of the date of this Report, the Company was in the process of building out this space, pending obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the 2nd quarter of 2023, depending on funding and contractor availability.

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

Fiscal Year Ended December 31, 2021

	High	Low
Fiscal Quarter Ended:
March 31, 2021	$21.25	$7.75
June 30, 2021	$16.25	$7.75
September 30, 2021	$16.25	$3.50
December 31, 2021	$12.50	$4.50

Fiscal Year Ended December 31, 2022

	High	Low
Fiscal Quarter Ended:
March 31, 2022	$9.38	$2.50
June 30, 2022	$6.59	$1.62
September 30, 2022	$2.59	$1.20
December 31, 2022	$1.65	$0.70

The volume of shares traded on the OTC Pink Market was insignificant and therefore, does not represent a reliable indication of the fair market value of these shares.

Holders

As of March 29, 2023, there were approximately 130 holders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Additionally, we are precluded from making any dividend payments at the present time under the terms of our Debenture, described in greater detail above under “Item 1. Business - Prior Material Acquisitions and Transactions”.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended December 31, 2022 and from the period from January 1, 2023 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as discussed below:

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

General

Our authorized capital stock consists of 800,000,000 shares of common stock with a $0.001 par value per share, and 100,000,000 shares of Preferred Stock with a $0.001 par value per share. Our Board of Directors may establish the rights and preferences of the Preferred Stock from time to time.  In that regard, the Company has filed three separate designations of Preferred Stock with the Secretary of State of Nevada, beginning in November 2020, designating 16,500,000 shares of Series A Preferred Stock, 2,000,000 shares of Series B Preferred Stock, and 8,500,000 shares of Series C Preferred Stock, however, no shares of preferred stock have been issued to date.  As of the date of this Report, there are 7,881,567 shares of our common stock issued and outstanding and no shares of Preferred Stock issued or outstanding.

Common Stock

We are authorized to issue 800,000,000 shares of common stock, $0.001 par value per share.

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

Series A, Series B and Series C Convertible Preferred Stock

The Series A, Series B and Series C Preferred Stock all have essentially the same rights, as noted below, and are collectively referred to as, “each series of our Preferred Stock.”

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

Liquidation Preference. The Series A, Series B and Series C Preferred Stock provide that each series of our Preferred Stock have a liquidation preference which is (a) pari passu with respect to the Company’s common stock; and (b) junior to all current and future senior indebtedness of the Company. If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, pay the holders of each series of our Preferred Stock, pari passu with the holders of the common stock, an amount equal to the Liquidation Preference per share of each series of our Preferred Stock. The “Liquidation Preference” per share of each series of our Series A, Series B and Series C Preferred Stock is equal to $0.80 per share.

Conversion Rights. Shares of each series of our Series A, Series B and Series C Preferred Stock are convertible into common stock of the Company on a one-for-one basis (subject to customary adjustments for stock splits, stock dividends and recapitalizations affecting the Company’s common stock and each series of our Preferred Stock)(the “Conversion Rate”), at the option of the holder thereof, at any time beginning two years after the issuance date.

Voting Rights. Each share of our Series A, Series B and Series C Preferred Stock has no voting rights on general matters to come before the stockholders of the Company; however, the Company is prohibited from undertaking any of the following actions without the approval of holders holding a majority of the then aggregate shares of each series of our Series A, Series B and Series C Preferred Stock, as applicable:

(a)Increasing or decreasing (other than by redemption or conversion) the total number of authorized shares of each series of our Preferred Stock;

(b)Re-issuing any shares of each series of our Preferred Stock converted pursuant to the terms of the Series A, Series B and Series C Designations;

(c)Issuing any shares of each series of our Preferred Stock other than pursuant to a certain Purchase Agreement (in the case of Series A Preferred Stock); a certain Employment Agreement with Duane Drinkwine, Ph.D. (in the case of Series B Preferred Stock); and a certain Independent Contractor Agreement with We the 23, LLC or the Independent Contractor Agreement with Epic Medical Research (in the case of Series C Preferred Stock);

(d)Altering or changing the rights, preferences or privileges of the shares of each series of our Preferred Stock so as to affect adversely the shares of such series; or

(e)Amending or waiving any provision of the Company’s Articles of Incorporation or Bylaws relative to each series of our Preferred Stock so as to affect adversely the shares of such series of our Preferred Stock in any material respect as compared to holders of other series of shares.

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

Plan of Operations

Since execution of our original Sublicense Agreement with TMDI in November 2019 (as discussed in greater detail above under “Item 1. Business”), our plan of operations has been primarily focused on preliminary activities of marketing and production planning for our licensed aerosol inhaler product line ultimately leading to the initial sales of our new products, beginning in early 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended its manufacturing and sales.

Moving forward, funding permitting, and upon obtaining any necessary governmental and/or third party approvals, we intend to finish the build out of our 8,566 square feet of leased commercial office building space located in Addison, Texas. This space will our house corporate office as well as our aerosol filling laboratories and isolate manufacturing facility, beginning in the fourth quarter of 2023 or early 2024, depending on contractor availability. Sales to the public of our MDIs are not anticipated in 2023 because of anticipated FDA testing in connection with our planned IND filing with the FDA, as discussed below. Notwithstanding that, we plan to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company is approved for GMP. At that time, we plan to consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays using pharmaceutical grade isolates.

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

We presently have plans to pursue a public offering of our securities and are intending to use the proceeds of such planned offering to fund our current business operations, gain new regulatory approvals, enhance our current product, expand our sales and marketing efforts, and continue research into next generation technology.  However, we have recently experienced unexpected delays in our public stock offering causing us to simultaneously pursue other potential sources of financing in order to meet our corporate objectives.  Our primary operational activities in the near term will be focused on working to achieve FDA approval of our CBD inhaler products which are based on our proprietary blend of isolates, both in crystalline solid and powder form. We are planning to resume manufacturing and selling of our products only when we reach this highest level of regulatory acceptance, therefore, gaining FDA approval of these devices represents the foundational building block of our current business plans.

Seeking and obtaining FDA approval of our inhalers will be a time consuming and expensive undertaking and we do not expect to be in position to achieve success in that regard before the end of 2023, at the earliest. Due to the many variables that will be involved in our planned FDA application and approval process, most of which do not lend themselves to being readily measured or quantified, we are presently unable to project our anticipated funding requirements with any degree of specificity. We believe it is conceivable that we could eventually expend a very substantial portion of the proceeds of our offering seeking such regulatory approvals and/or may need to seek out further funding to complete such process. Nonetheless, there can be no assurance that the FDA will ever approve our products.

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

Reverse Stock Split

On March 4, 2022, the Board of Directors approved a stock split ratio of 1-for-25 in connection with the Shareholder Authority, provided that such approval was subject in all cases to approval of such Reverse Stock Split by the Financial Industry Regulatory Authority (FINRA), and the filing of an amendment to the Articles of Incorporation of the Company with the Secretary of State of Nevada. On March 29, 2022, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of Nevada to affect the Reverse Stock Split and the Authorized Share Increase, which became effective at 2:00:01 A.M., Central Standard Time, on March 31, 2022. The effects of the 1-for-25 Reverse Stock Split have been retroactively reflected throughout this report.

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

Results of Operations

The following discussion pertains to the Company’s revenues and expenses for the years ended December 31, 2022 and 2021, as reported in our consolidated financial statements and notes thereto included herein.

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales around December 31, 2021. Accordingly, the Company reported no product sales in the year ended December 31, 2022 and only an insignificant amount of product sales in the year ended December 31, 2021.

General and Administrative Expense - General and administrative expenses for the year ended December 31, 2022 were $1,239,361, compared to $2,141,632 in the year ended December 31, 2021. This decrease was due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as in various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Amortization Expense - Amortization expense for the year ended December 31, 2022 was zero compared to $12,500 in the year ended December 31, 2021. The amortization expense recorded in the year ended December 31, 2021 related to the Sublicense Agreement, which was terminated effective February 9, 2021, under which the Company had been obligated to reimburse TMDI in the amount of $200,000 for a license fee owed by TMDI to EM3, covering the first two years of the Sublicense Agreement, as discussed in greater detail above.

Depreciation Expense - Depreciation expense for the year ended December 31, 2022 was $23,972, compared to $22,100 in the year ended December 31, 2021.  This increase reflects slightly higher depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the year ended December 31, 2022 was $1,895,650, compared to $1,323,838 in the year ended December 31, 2021. This increase was due to the amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021 and May 2022. Other income (expense) also includes gains from the change in valuation of the warrant liability in the years ended December 31, 2022 and 2021 of $1,364,257 and $631,853, respectively.

Net Loss - Net loss for the year ended December 31, 2022 was $1,794,726, compared to $2,867,883 in the year ended December 31, 2021, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for these net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the year ended December 31, 2022 was $1,151,709, compared to $2,209,131 in the year ended December 31, 2021. This net decrease largely occurred due to a lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as in various regulatory and other related expenses incurred in pursuing a new drug.

Investing activities. Net cash used in investing activities for the year ended December 31, 2022 was $39,155, compared to $292,531 in the year ended December 31, 2021. This decrease was largely due to the lower amounts paid on the build out of the Company’s new corporate office and laboratory space located in Addison, Texas, which the Company is expecting to complete in late 2023, pending funding and contractor availability.

Financing activities. Net cash provided by financing activities for the year ended December 31, 2022 was $998,380, compared to $2,195,000 in the year ended December 31, 2021. As further discussed above under “Business - Recent Material Funding and Other Events,” our net cash provided by financing activities in the year ended December 31, 2022 resulted primarily from new convertible borrowings of $424,250 from previous institutional investor sources as well as the issuance of two non-convertible notes for new short-term loans, one of which came from an independent director in the amount of $400,000, and one of which was from an institutional investor in the net amount of $175,127, after deducting an original issue discount $21,873. Net cash provided by financing activities in the year ended December 31, 2021 resulted from the initial convertible borrowing of $1,650,000 from the same institutional investor as well as from the private sales of 58,500 shares of restricted common stock to several accredited investors at an offering price of $10.00 per share for total proceeds of $585,000, partially offset by the net repayment of various unsecured notes payable in the amount of $40,000.

In order to meet short-term working capital needs beginning in the summer of 2021, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and its Senior Vice President) in May 2021 through December 2022 in the net amount of $396,902. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

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

As of December 31, 2022, we had a zero cash balance and a working capital deficit of $4.7 million. We have not generated a net profit from the limited sales of our inhaler products beginning in early 2020 and only generated minimal revenues during the year ended December 31, 2021.  Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $10,316,149 since inception.  These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rapid Therapeutic Science Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rapid Therapeutic Science Laboratories, Inc. (the “Company”), as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at December 31, 2022, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

/s/ PWR CPA, LLP

PCAOB #6686

We have served as the Company’s auditor since 2020

Houston, Texas

March 30, 2023

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$-	$192,484
Inventory	175,047	175,047
Prepaid expenses	58,146	51,631
Total current assets	233,193	419,162

Property and equipment	1,564,503	1,214,917
Accumulated depreciation	(53,327)	(29,355)
Net property and equipment	1,511,176	1,185,562

Other long-term assets
Operating lease right-of-use asset, net	340,136	425,171
License agreement	170,075	170,075

Total assets	$2,254,580	$2,199,970

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$891,408	$465,204
Notes payable - related party	820,602	283,700
Notes payable - other	2,481,333	1,099,734
Accrued interest payable	124,736	45,696
Current portion of operating lease obligation	98,509	73,289
Warrant liability	508,593	1,085,360
Derivative liability	40,647	-
Total current liabilities	4,965,828	3,052,983

Long-term liabilities
Convertible notes payable	150,000	150,000
Long-term portion of operating lease obligation	280,235	378,744
Total liabilities	5,396,063	3,581,727

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 800,000,000 shares authorized, 7,764,594 and 7,744,254 shares issued and outstanding	7,763	7,743
Additional paid in capital	7,504,242	7,469,262
Accumulated deficit	(10,316,149)	(8,521,423)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(3,141,483)	(1,381,757)

Total liabilities and stockholders’ deficit	$2,254,580	$2,199,970

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021

Revenues	$-	$534
Cost of goods sold	-	200
Gross profit	-	334

Operating expenses:
General and administrative	1,239,361	2,141,632
Amortization expense	-	12,500
Depreciation expense	23,972	22,100
Total operating expenses	1,263,333	2,176,232

Other income (expense):
Gain on valuation of warrant liability	1,364,257	631,853
Interest expense	(1,895,650)	(1,323,838)
Total other income (expense)	(531,393)	(691,985)

Net loss before income taxes	(1,794,726)	(2,867,883)
Income taxes	-	-

Net loss	$(1,794,726)	$(2,867,883)

Net loss per share, basic and diluted	$(0.23)	$(0.38)

Weighted average shares outstanding, basic and diluted	7,746,943	7,629,572

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	7,239,042	$7,237	$5,972,445	$(5,653,540)	$(337,339)	$(11,197)

Stock issued for conversion of debt and interest	443,783	444	889,587	-	-	890,031
Stock issued for accrued interest and lending fee	929	1	2,291	-	-	2,292
Private offering of common stock	58,500	59	584,941	-	-	585,000
Stock compensation expense	2,000	2	19,998	-	-	20,000
Net loss	-	-	-	(2,867,883)	-	(2,867,883)

Balance at December 31, 2021	7,744,254	7,743	7,469,262	(8,521,423)	(337,339)	(1,381,757)

Stock issued for conversion of debt and interest	16,340	16	14,984	-	-	15,000
Stock compensation expense	4,000	4	19,996	-	-	20,000
Net loss	-	-	-	(1,794,726)	-	(1,794,726)

Balance at December 31, 2022	7,764,594	$7,763	$7,504,242	$(10,316,149)	$(337,339)	$(3,141,483)

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,794,726)	$(2,867,883)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Gain on valuation of warrant liability	(1,364,257)	(631,853)
Debt discount amortization and noncash interest	1,763,258	1,147,865
Stock compensation expense	20,000	20,000
Amortization of sublicense fees	-	12,500
Depreciation expense	23,972	22,100
Changes in operating assets and liabilities:
Other current assets	(6,515)	(39,876)
Accounts payable and accrued liabilities	127,519	103,444
Accrued interest payable	79,040	24,572
Other, net	-	-
Net cash flows used in operating activities	(1,151,709)	(2,209,131)

Cash flows from investing activities:
Additions to property and equipment	(39,155)	(292,531)
Net cash flows used in investing activities	(39,155)	(292,531)

Cash flows from financing activities:
Common stock sales	-	585,000
Issuance of convertible debenture payable	-	1,650,000
Issuance of notes payable - related party	536,902	260,000
Issuance of notes payable - other	749,378	-
Payments of notes payable - other	(287,900)	(300,000)
Net cash flows provided by financing activities	998,380	2,195,000

Net decrease in cash and cash equivalents	(192,484)	(306,662)
Cash and cash equivalents at beginning of period	192,484	499,146

Cash and cash equivalents at end of period	$-	$192,484

Supplemental cash flow data:
Cash paid for interest	$55,619	$-
Cash paid for income taxes	-	-

Non-Cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$15,000	$(892,323)
Accounts payable for additions to property and equipment	310,431	315,646
Operating lease obligation for acquisition of right-of-use asset	-	446,429

The accompanying notes are an integral part of these consolidated financial statements.

Rapid Therapeutic Science Laboratories, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

(2)  Summary of Significant Accounting Policies

Basis of Accounting - The basis is United States generally accepted accounting principles.  The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Rxoid Health Solutions, LLC and Power Blockchain, LLC (which is presently inactive).

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

Inventory - Inventory as of December 31, 2022 and 2021, consists of inhalers and related products and supplies which are temporarily stored in a secured location within the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Recently Issued Accounting Pronouncements - During the years ended December 31, 2022 and 2021, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from December 31, 2022 through the date the financial statements were issued, to determine if disclosure in this report is warranted (see Note 13).

(3)  Going Concern

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $10,316,149 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

(5)  Prior Asset Acquisition

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

•We have treated the right for the sellers to earn up to 16,500,000 shares of Series A Preferred Stock of the Company, consisting of three tranches of 5,500,000 shares each, as performance based contingent consideration, which potentially could be earned over a three-year period. Therefore, the Company will account for the issuance of any such shares of Series A Preferred Stock as compensation expense, when (and if) each tranche is earned and the shares are issued, pursuant to the terms of the RJ Agreement. As of December 31, 2022 one seller voluntarily resigned thereby forfeiting any rights to his shares.

Razor Jacket was originally formed in July 2019 for the sole purpose of researching techniques for the extraction of isolates from raw hemp.  We have not presented any pro forma disclosures relating to this acquisition in the notes to our financial statements because the transaction is deemed an asset acquisition.

(6)  Property and Equipment

As of December 31, 2022 and 2021, the Company had the following balances of property and equipment:

	December 31,
	2022	2021
Equipment purchased from Razor Jacket, LLC and awaiting installation in the Company’s new facilities in Addison, Texas	$500,000	$500,000

Equipment located in the Company’s existing facilities in Addison, Texas	221,412	221,412

Leasehold improvements in progress at the Company’s new facilities in Addison, Texas	840,591	491,005

Leasehold improvements in the Company’s existing facilities in Addison, Texas	2,500	2,500

Total property and equipment	1,564,503	1,214,917

Less: Accumulated depreciation	(53,327)	(29,355)

Net property and equipment	$1,511,176	$1,185,562

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 8). As of December 31, 2022, the Company was in the process of building out this space, pending obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in early 2023, depending on funding and contractor availability. As of December 31, 2022, the Company had capitalized leasehold improvements in progress at the new location in the amount of $840,591, of which $310,431 had not been paid and is reflected in Accounts Payable as of that date.

The equipment purchased from Razor Jacket, LLC in November 2020 has been shipped to the Company’s existing facilities near Dallas, Texas, where it is awaiting installation in the new location in Addison, Texas, referenced above (see Note 5).

(7)  Notes Payable

As of December 31, 2022 and 2021, the Company had the following note payable obligations:

	December 31,
	2022	2021
Convertible debenture issued to an accredited investor on August 4, 2021, in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 194,118 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	$1,941,176		$1,075,048

Convertible debenture issued to an accredited investor on May 31, 2022, in principal amount of $411,764, original issue discount of 15%, convertible at option of investor into a total of 41,176 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	411,764		-

Convertible promissory notes issued to an accredited investor on November 15, 2019, maturing in 5 years, accruing interest at 5% per annum, convertible into common stock at $1.25 per share.	150,000		150,000

Unsecured advances received from two officers beginning in May 2021 through December 2022, accruing interest at 1% per annum, payable on demand.	396,902	-	260,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to be convertible into common stock at $1.25 per share.	48,386		48,386

Promissory note issued to an independent director on January 28, 2022, accruing interest at approximately 18% per annum, currently past due nominal maturity.	400,000		-

Promissory note issued to an institutional investor on March 8, 2022, accruing interest at approximately 8% per annum, due in one year, in default and partially converted as of December 31, 2022.	70,104		-

Convertible note issued to an accredited investor on July 25, 2022, net of unamortized debt discount of $40,647 (see further discussion below).	33,603		-

Total notes payable	$3,451,935		$1,533,434

Future maturities of notes payable as of December 31, 2022, without taking into account the unamortized debt discount, are as follows:

Year ending December 31, 2023	$3,342,582
Year ending December 31, 2024	150,000
$3,492,582

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

The bridge loan was originally structured with a maturity date in May 2022, however, due to unforeseen delays experienced in the Company’s planned public offering of common stock on a national exchange, we were unable to repay or convert the note by that date. On May 31, 2022, we reached a formal agreement with the institutional investor to extend the maturity of our existing Convertible Debenture in the amount of $1,941,176, until the earlier of (i) the completion of a qualified offering, (ii) an uplisting on a national exchange, or (iii) September 1, 2022, and simultaneously issued a new Convertible Debenture to the institutional investor payable for additional borrowings in the gross amount of $411,764, on substantially equivalent terms. The note is past due its nominal maturity date, however, the lender has not declared it to be in default.

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

The two tranches of Common Stock Purchase Warrants that we have granted to the investor in August 2021 and May 2022, as well as a grant of warrants that we made in August 2021 to the placement agent for the bridge loan to purchase a total of 9,706 shares of our common stock at an exercise price of $10.00 per share, with substantially similar terms, are subject to certain ownership limitations and adjustment provisions. These warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant).  As a result of this provision, the Company accounted for the issuance of the initial tranche of 203,824 warrants in August 2021 (including 9,706 shares to the placement agent) as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, the warrant liability was valued at issuance in the amount of $1,717,213 and was subsequently adjusted, as of December 31, 2021, to its then current fair value of $1,085,360.  As of December 31, 2022, we adjusted the warrant liability to its current fair value of $140,615, based on the Black Scholes model, resulting in a gain on warrant liability of $944,745 that was recorded in our statement of operations for the year ended December 31, 2022.

The Company has also accounted for the issuance of the additional tranche of 388,236 warrants in May 2022 as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, such warrant liability was valued at issuance in the amount of $756,285. This liability was recorded as a discount to the convertible debt of $350,000 with the excess $406,285 expensed as interest. The Company is accreting the debt discount, along with the original issue discount on the convertible debt, to interest expense over the term of the convertible debenture and such debt discount was fully accreted as of December 31, 2022. As of December 31, 2022, we adjusted the warrant liability to its current fair value of $367,978, based on the Black Scholes model, resulting in a gain on warrant liability of $419,512 that was recorded in our statement of operations for the year ended December 31, 2022.

Prior to obtaining the bridge loan noted above, the Company received a series of unsecured cash advances from two of its officers beginning in May 2021 through December 2022, in the net amount of $396,902. These related party advances accrue interest at the rate of 1% per annum and are payable on demand.  Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities in conjunction with the planned listing on a national exchange. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

In January and March 2022, the Company closed two short-term loans from two different lenders in the total amount of $597,000.  One of these loans was from an independent director of the Company in the amount of $400,000. Both loans were in the form of unsecured promissory notes bearing interest at rates of approximately 8-18% per annum with original maturities of one year.  For the larger note with an independent director, the principal amount and accrued interest are due at the maturity date, which the director has agreed to extend to a date to be determined, whereas for the smaller note with an institutional investor, monthly payments of principal and interest of $21,276 were required beginning in May 2022.  In the event of a default by the Company on the payment terms of either note, the notes would be convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.001875 per share; and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion. In December 2022, we defaulted on making the monthly note payment of $21,276 to the institutional investor due to our lack of liquidity which resulted in the investor electing to convert $15,000 of the note principal into 16,340 shares of our common stock, at a calculated conversion rate of $0.92 per share, leaving a remaining outstanding loan balance of $70,104, including default interest. In January and February 2023, the investor elected to convert an additional $44,856 of the note principal into a total of 116,973 shares of our common stock, at the applicable conversion rates at the time of each conversion, leaving a remaining outstanding loan balance of $25,248, including default interest (see Note 13).

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

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020. As of December 31, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $48,624, remain outstanding and are available to be subsequently converted into 178,647 shares of common stock, subject to the ownership limitation (see Note 9).

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $1.25 per share (of the total notes amended, notes in the amount of $708,150 have been converted into common stock through December 31, 2022, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)  Long Term Lease Obligation

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 6). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. As of December 31, 2022, we are building out this space, pending obtaining any necessary governmental approvals, and intend to ultimately utilize it as our corporate office as well as our aerosol filling laboratory and isolate manufacturing facility. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, we have capitalized the present value of the future lease obligations and are amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease. Due to our recent liquidity situation, we have been in arrears in the payment of the monthly rent, however, the landlord has not declared us to be in default of the lease agreement. Therefore, we have reflected such unpaid amounts in accounts payable as of December 31, 2022.

Future operating lease minimum payments, together with their present values as of December 31, 2022, are summarized as follows:

Year ending December 31, 2023	$98,509
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
Total future minimum lease payments	419,734
Less amounts representing interest	(40,990)
Present value of lease liability	378,744
Current portion of operating lease liability	(98,509)

Long-term portion of operating lease liability	$280,235

As of December 31, 2022, the operating lease right-of-use asset and operating lease liabilities were $340,136 and $378,744, respectively. The long-term portion of the operating lease liabilities, $280,235, is included in long-term obligations.  As of December 31, 2022, the weighted-average discount rate for this operating lease was 5%.

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

Effective April 1, 2022, the Company granted a common stock purchase warrant to a Washington, DC based firm that it has engaged to provide consulting services relating to certain federal regulatory matters. The warrant will enable the firm to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $10.00 per share, or the lower of any public offering related conversion price, for a period of 10 years. The warrant is structured to be exercisable in six separate tranches of from 160,000 shares to 40,000 shares, assuming specified performance milestones are met by the firm for each tranche. Using the Black Scholes model, the Company has calculated the grant date value of this warrant to be $2,368,440. The Company will amortize this amount as stock compensation expense when the Company determines it is probable that that each performance milestone will be met. As of December 31, 2022, the Company has not recognized any stock compensation expense applicable to such warrant.

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

During the year ended December 30, 2021, the Company entered into private stock subscription agreements with several accredited investors whereby it sold them a total of 58,500 shares of restricted common stock at an offering price of $10.00 per share, resulting in gross proceeds to the Company of $585,000. The investors also received an equal number of warrants to purchase additional shares of common stock at exercise prices of $21.25 to $25.00 per share. Such purchases must be made within 180 days of the Company’s 3-day volume weighted average stock price being above the exercise price, otherwise, such warrants are void.

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020.  As of December 31, 2022, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $48,624, remain outstanding and are available to be subsequently converted into 178,647 shares of common stock, subject to the ownership limitation (see Note 7).

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2020 Plan is the sum of (i) 1,000,000 shares, and (ii) an annual increase on March 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 10,000,000 incentive stock options may be granted pursuant to the terms of the 2020 Plan.  In January 2023, the Company’s Board of Directors approved an increase in the total number of shares authorized under the Plan, effective March 1, 2023, in the amount of 388,152 shares, which is equal to 5% of the total number of shares outstanding at the beginning of the year (see Note 13).

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

(10)  Related Party Transactions

Office services were provided without charge by our Chief Executive Officer and director, Donal R. Schmidt, Jr., from November 15, 2019 to June 30, 2021, at which time, the Company relocated to a new leased office location through December 31, 2021. Pending completion of the build out of the new office and lab space in Addison, Texas (see Note 6), the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer, as of January 1, 2022, under an arrangement whereby the Company is responsible for a relatively small share of office costs during its occupancy but has no long-term financial commitment.

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

Components of net deferred tax assets, including a valuation allowance, as of December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$1,147,000	$1,170,000
Total deferred assets	1,147,000	1,170,000

Valuation allowance	(1,147,000)	(1,170,000)
Net deferred tax assets	$-	$-

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2022. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended December 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Net effective tax rate	0%	0%

At December 31, 2022, we had an unused net operating loss carryover of approximating $5,430,000, after taking certain non-deductible and non-taxable items into account, that is available to offset future taxable income which expires beginning 2038.  The availability of such net operating loss carryover to be offset against any future taxable income is significantly limited as a result of a change of control transaction that occurred in November 2019. All prior tax years remain open currently.

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

(13)  Subsequent Events

As disclosed in Note 8, we defaulted in December 2022 on making the monthly note payment owed on a promissory note payable to an institutional investor due to our lack of liquidity, which resulted in the investor electing the available conversion option as a default remedy. In addition to the initial partial conversion that the investor elected to make in December 2022, the investor elected to make additional conversions in January and February 2023 in the amount of $44,856 of the note principal into a total of 116,973 shares of our common stock, at the applicable conversion rates at the time of each conversion. As a result of these additional issuances, we presently have a total of 7,881,567 shares of our common stock outstanding.

In February 2023, the Company closed a short-term loan with an institutional investor in the gross amount $54,250. The closing of this loan resulted in net proceeds to the Company of approximately $50,000, after deducting the original issue discount and transaction fees. The Note has a maturity date of one year after the date of issuance and bears interest at a rate of 9% per annum, which is not due until maturity. At the option of the Buyer, the Note may be converted into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.000075 per share; and (b) 65% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the three (3) lowest trading prices during the fifteen (15) Trading Day period ending on the latest complete trading day prior to the conversion date.

Pursuant to the provisions of the 2020 Equity Incentive Plan (see Note 9), the Company’s Board of Directors approved an increase in the total number of shares authorized under the Plan, effective March 1, 2023, in the amount of 388,152 shares, which is equal to 5% of the total number of shares outstanding at the beginning of the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2022, the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), concluded that as a result of the material weakness in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Inherent Limitations over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting as of December 31, 2022. However, in performing their audit of our consolidated financial statements for the year ended December 31, 2022, our independent registered public accounting firm noted the following deficiencies that are considered to be material weaknesses: (i)  The Company does not have a proper segregation of duties in certain areas of the financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and (ii) Lack of review and reconciliation of certain disbursements to ensure proper classification and completeness.

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment using those criteria, management concluded that our internal controls over financial reporting were not effective at the reasonable assurance level, primarily due to a lack of segregation of duties in financial reporting as of December 31, 2022, and continue to be ineffective.  To the extent practical in light of its current financial condition, the Company will consider expanding financial reporting resources in the future.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, with respect to our current directors and executive officers as of March 29, 2023.

Name	Position	Age	Director/Officer Since
Donal R. Schmidt, Jr.	Director, President and Chief Executive Officer	62	November 2019
D. Hughes Watler, Jr.	Director and Chief Financial Officer	74	November 2019
J. Scott Suggs	Director	53	August 2021
Dr. Henry A. Punzi	Director	64	August 2021

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

Significant Employees

Duane Drinkwine, Ph.D. - Chief Science Officer (a non-executive position)

Dr. Duane C. Drinkwine joined the Company as Chief Science Officer (a non-executive position) in charge of laboratory operations in January 2021.  From October 2020 until January 2021, he served as a laboratory consultant for the pharmaceutical industry at Apcial Consultations in Louisville, KY. From May 2017 until October 2020, he was Senior Applications Engineering Manager with responsibility for laboratory equipment qualification, set-up and training at Cascade Sciences and AGI USA in Portland, OR.  From August 2015 until May 2017, he was Senior Applications Engineering Manager with responsibility for heat transfer equipment sizing for jacketed laboratory reactors for the pharmaceutical, petroleum, food, biotech and cosmetic industries at Huber USA in Cary NC. His previous experience includes serving as a laboratory reactor scientist at GlaxoSmithKline PLC. Dr. Drinkwine received a Bachelor’s degree in Electrical Engineering Technology from Pacific University in 1997 and a Ph.D. degree in Electrical Engineering Technology from Ashbourne University in 2004.

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

Board of Directors Meetings

During the years ended December 31, 2022 and 2021, the Board held no formal meetings but approved a number of corporate actions by unanimous consent.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors with greater than 10% beneficial ownership are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms as filed with the Securities and Exchange Commission, we believe that all Section 16(a) reports were timely filed for the fiscal year ended December 31, 2022.

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

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity (“PEO”) for the years ended December 31, 2022 and 2021, regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers for the years ended December 31, 2022 and 2021, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at December 31, 2022 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Donal R. Schmidt, Jr., Chief Executive Officer (1)	December 31, 2022	-	-	-	-	-	-
	December 31, 2021	105,000	-	-	-	-	105,000

D. Hughes Watler, Jr., Chief Financial Officer (2)	December 31, 2022	37,625	-	-	-	-	37,625
	December 31, 2021	50,025	-	-	-	-	50,025

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation, or nonqualified deferred compensation, during the periods reported above.

(1)The amounts shown for Donal R. Schmidt, Jr. represent the amounts paid by the Company for his services in the year ended December 31, 2021, as both a contractor and as an employee.  Due to the Company’s liquidity situation during most of 2022, Mr. Schmidt did not receive any compensation from the Company for his services in the year ended December 31, 2022, either as a contractor or as an employee.

(2)The amounts shown for D. Hughes Watler, Jr. represent the amounts accrued by the Company for his services in the years December 31, 2022 and 2021, in his capacity as a contractor, not as an employee.

We do not maintain any life or disability insurance on any of our officers.

Outstanding Equity Awards at Fiscal Year-End

The Company: (i) did not grant any stock options to its executive officers or directors during the years ended December 31, 2022 and 2021; (ii) did not have any outstanding equity awards as of December 31, 2022; and (iii) had no options exercised by its Named Executive Officers during the years ended December 31, 2022 and 2021.

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

Dr. Duane Drinkwine Agreement

On January 11, 2021, we entered into an Employment Agreement with Duane Drinkwine, Ph.D., effective February 1, 2021 (the “Employment Agreement”). Pursuant to the Employment Agreement, Dr. Drinkwine agreed to serve as the Chief Science Officer of the Company, a non-executive position. The Employment Agreement has a term of one year, automatically renewable thereafter for additional one-year periods unless terminated by either party no less than 60 days prior to such automatic renewal dates. We agreed to pay Dr. Drinkwine a salary of $125,000 per year (or $10,417 per month) in cash, which amount may be increased from time-to-time in the discretion of the management of the Company, including on an annual basis, and that Dr. Drinkwine would be eligible for stock or cash bonuses (including stock options), in the discretion of the management of the Company, from time to time.  However, it should be noted that the Company has been in arrears in the payment of Dr. Drinkwine’s monthly salary since September 2022, due to its liquidity situation.

As additional consideration under the agreement, we agreed that Dr. Drinkwine could earn up to 2,000,000 shares of Series B Preferred Stock of the Company, which would have an agreed upon value of $0.80 per share, and convert into common stock of the Company on a one-for-one basis, at any time, beginning two years after the effective date of the Employment Agreement. A total of 500,000 shares of Series B Preferred Stock are provisionally due on or about the six-month anniversary of the effective date, and 500,000 shares of Series B Preferred Stock will be provisionally due thereafter on each anniversary date of the effective date (until a total of 2 million shares have been earned at which time the shares will be issued), subject to Dr. Drinkwine’s continued service to the Company. However, if Dr. Drinkwine’s employment is terminated for cause prior to the second anniversary of the agreement, all shares previously earned are forfeited. Any shares of common stock issuable upon conversion of Series B Preferred Stock are subject to a trading restriction, which prohibits Dr. Drinkwine from trading such shares until January 1, 2023, and from not trading more than 5% of the average daily trading volume of the Company’s common stock from January 2, 2023, to October 31, 2025, subject to certain exceptions.

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

ii.  Mr. Gill to serve as Chief Isolate Laboratory Technician of the Company;

iii.  Mr. Gill to be employed until December 1, 2021, subject to automatic yearly renewals in the event the agreement is not terminated no less than 60 days prior to any applicable renewal date.  The agreement was not terminated on December 1, 2022, and automatically renewed for an additional one year period, notwithstanding that the Company has been in arrears in the payment of Mr. Gill’s monthly salary (see iv. below) since September 2022, due to its liquidity situation;

iv.  Mr. Gill to be paid a salary of  $175,000 per year (or $14,583 per month), which may be increased by management from time to time, and for Mr. Gill to be eligible to be granted by the management of the Company or the Board of Directors, stock option or cash bonuses in the discretion of the Board of Directors and/or management;

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

Independent Contractor Agreement

Dr. Charles Powell Independent Contractor Agreement

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

In consideration for Powell agreeing to provide services under the agreement, the Company agreed to pay Powell $10, and to issue Powell up to 8,000,000 shares of then newly designated Series C Convertible Preferred Stock (“Series C Preferred Stock”).  Specifically, the Company agreed to issue (a) 1,000,000 shares of Series C Preferred Stock to Powell upon the completion of a study, showing favorable therapeutic benefits accompanied with underlying supporting medical or pharmaceutical data which is of value to the Company, as determined in the reasonable determination of the Company, relating to each of (1) anxiety; (2) depression; (3) attention deficit hyperactivity disorder (ADHD); (4) insomnia; and (5) arthritis or chronical pain (5,000,000 in aggregate)(each a “Study”, collectively, the “Studies”, and each successful study, a “Successful Study”); and (b) such number of Series C Preferred Stock as equals 3,000,000 multiplied by a fraction, the numerator of which is the number of Successful Studies and denominator of which is five, which shares are issuable upon completion of the last of the Studies. The right of Powell to earn any of the Series C Preferred Stock shares ends upon termination of the Powell Agreement. Powell has not earned any shares of Series C Preferred Stock pursuant to the terms of the agreement to date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 2023 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation“, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 7,881,567 shares of our common stock outstanding as of the Date of Determination.

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

Name and Address of Beneficial Owner	Beneficial Ownership
Directors and Executive Officers	Amount	Percent
Donal R. Schmidt, Jr. (1)	1,933,333	24.5
D. Hughes Watler, Jr.	-0-	-0-
J. Scott Suggs (2)	116,129	1.5
Henry A. Punzi (3)	5,000	*
All Executive Officers and Directors as a Group (four persons)	2,054,462	26.1

Greater than 5% Stockholders
Sean Berrier (4)	1,923,333	24.4
Dan F. Boone (5)	616,000	7.8
Disciples of the Way Ministries (6)	546,991	6.9

(1)Shares are held in the name of Diamond Head Ventures, LLC, which entity Mr. Schmidt owns and controls and which shares Mr. Schmidt has voting and dispositive control over.

(2)Not including shares of common stock issuable upon conversion of a $400,000 face amount convertible promissory note, which has a conversion price equal to the greater of (a) $0.001875 per share (subject to equitable adjustment for stock splits and stock dividends); and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion, only upon the occurrence an event of default, as no event of default has occurred under such note to date. The conversion of the note is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock.

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

* Less than 1%.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,800,000	$-0-	1,800,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,800,000	$-0-	1,800,000

Represents awards issuable under the Company’s 2018 Stock Plan (800,000 shares) and 2020 Equity Incentive Plan (1,000,000 shares, subject to annual increases as provided therein at the option of the Board of Directors).

2018 Stock Option Plan

The 2018 Stock Option Plan (“2018 Plan”) is administered by the Board of Directors of the Company, or, once constituted, the Compensation Committee of the Board of Directors. The number of shares of the Company’s common stock that may be issued under the 2018 Plan is 800,000. Of these 800,000 shares: (i) the maximum number of shares issuable as stock options (either incentive stock options or nonqualified stock options) is 800,000; (ii) the maximum number of shares as to which a key employee may receive stock options in any calendar year is 40,000 (or 40,000 in the calendar year in which the employee’s employment commences); and (iii) the maximum number of shares that may be used for stock awards and/or stock unit awards is 40,000. All employees of the Company designated as key employees for purposes of the 2018 Plan and all non-employee directors of the Company are eligible to receive awards under the 2018 Plan. The 2018 Plan provides for discretionary awards of stock options, stock awards and stock unit awards to participants. Each award made under the 2018 Plan will be evidenced by a written award agreement specifying the terms and conditions of the award as determined by the Board of Directors in its sole discretion, consistent with the terms of the 2018 Plan.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2020 Plan is the sum of (i) 1,000,000 shares, and (ii) an annual increase on March 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 10,000,000 incentive stock options may be granted pursuant to the terms of the 2020 Plan. In  January 2023, the Company’s Board of Directors approved an increase in the total number of shares authorized under the Plan, effective March 1, 2023, in the amount of 388,152 shares, which is equal to 5% of the total number of shares outstanding at the beginning of the year.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation“, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence“ section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2018, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for December 31, 2022 and 2021, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation“). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

The term of the Sublicense Agreement was from November 15, 2019 until the expiration of the EM3 Exclusive License Agreement. Pursuant to an amendment to the EM3 Exclusive License Agreement entered into in June 2020, all improvements to the ‘Desirick Procedure’ created by TMDI during the term of such agreement belonged to TMDI, in consideration for 4,000 shares of the Company’s common stock.

During the term of the Sublicense Agreement, the Company was required to advance payments to TMDI that TMDI was required to make to EM3, pursuant to the EM3 Exclusive License Agreement. The Company’s obligation to make such advancements to TMDI was conditioned upon TMDI providing the Company with an advance notice requesting such payments, along with an accounting showing the calculations for such payments. Accordingly, the Company had an obligation to advance TMDI an amount of $200,000 as a license fee covering the first two years of the Sublicense Agreement and to pay an additional $200,000 each 2 years thereafter (unless at least 100,000 MDI consumables are purchased from EM3 for use in such states during the preceding year). The Company partially satisfied this obligation by making an equipment purchase on behalf of TMDI in the amount of $135,000 and agreed to pay the remaining license fee of $65,000 in cash within a 24-month period. The Company recorded the entire $200,000 license fee as an intangible asset and was amortizing it to expense on a straight-line basis over a 24-month period. The Sublicense Agreement and EM3 Exclusive License were terminated in connection with the parties’ entry into the Settlement Agreement discussed below.

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

Related Party Notes

As of December 31, 2022, we had the following notes payable to current or previously related parties: (i) $24,685 of convertible notes payable issued in February 2018 to an accredited investor known to the Company in connection with working capital financing, (ii) $150,000 of convertible notes payable issued in November 2019 to an accredited investor known to the Company in connection with working capital financing; (iii) $400,000 of non-

convertible notes payable - related party, representing a working capital loan received from a director in January 2022; and (iv) unsecured cash advances received from two officers (Chief Executive Officer, Donal R. Schmidt, Jr., and Sean Berrier, the Senior Vice President, a non-executive officer position) for working capital financing in May 2021 through December 2022, in the net amount of $396,902.

The Company’s notes payable are described in greater detail in Note 7 to the audited financial statements included herein under “Part II-Item 8. Financial Statements and Supplementary Data”.

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

Effective October 1, 2021, the Company entered into a 63-month lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas.  Under this agreement, the initial rental payments are $7,852 per month during the year ending December 31, 2022, escalating each year thereafter to a level of $9,280 per month during the year ending December 31, 2026. It should be noted, however, that the Company has been in arrears in the payment of such monthly rental amounts since March 2022, due to its recent liquidity situation.  As of December 31, 2022, the Company was in the process of building out this space, pending obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in late 2023, depending on funding and contractor availability. The Company’s obligations under the October 1, 2021 lease are guaranteed by Sean Berrier, Senior Vice President (a non-executive officer position) of the Company and a significant shareholder of the Company. The Company’s long term lease obligations are described in greater detail in Note 8 to the audited financial statements included herein under “Part II-Item 8. Financial Statements and Supplementary Data“.

While awaiting completion of the build out of our new permanent office and lab space, the Company relocated back to the office space in Dallas, Texas, provided by the Company’s Chief Executive Officer, as of January 1, 2022, under an arrangement whereby the Company will be responsible for a relatively small share of office costs during its occupancy but will have no long-term financial commitment.

Securities Purchase Agreement and Convertible Promissory Note

On January 28, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with J. Scott Suggs, a member of our Board of Directors (the “Purchaser”), pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, a Promissory Note (the “Note”).

The Note was purchased for, and has an initial face amount of, $400,000. The Note accrues interest at 18% per annum, compounded monthly (at the end of each month), until the earlier of (i) January 26, 2023 (the “Maturity Date”), which he has agreed to extend to a date to be determined, or (ii) ten days from the date that the Company’s common stock is listed on a national exchange and that the Company receives funding under any underwritten offering in connection therewith (the “Pre-Payment Date”), when all accrued interest and outstanding principal under the Note is required to be paid in a single lump sum. If the Pre-Payment Date occurs prior to the Maturity Date, the Company will be required to pay a prepayment penalty equal to the outstanding principal balance of the Note multiplied by 25.44% ($101,760), less the amount of total accrued interest owed under the Note as of the Pre-Payment Date (the “Pre-Payment Penalty”). No Pre-Payment Penalty will be due if the Note is repaid on the Maturity Date, provided the Pre-Payment Date has not previously occurred. Other than on the Pre-Payment Date, the Company has no right to accelerate payments or prepay the Note, except with the prior written approval of the Purchaser.

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

Upon an event of default under the Note, the amounts due to the holder of the Note may be converted, in whole or part, by the holder, into common stock of the Company, at a conversion price equal to the greater of (a) $0.001875 per share (subject to equitable adjustment for stock splits and stock dividends); and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion (the “Variable Conversion Rate”). We agreed to reserve six times the number of shares of common stock then issuable upon conversion of the Note, initially equal to a total of 432,552 shares of common stock. If we fail to deliver shares of common stock to the holder of the Note upon the conversion thereof within three business days, we agreed to pay the holder $2,000 per day in cash, to the extent such failure is not the result of a third party. The conversion of the Note is subject to a beneficial ownership limitation of 4.99%, preventing such conversion by the holder thereof, if such exercise would result in such holder and its affiliates, exceeding ownership of 4.99% of our common stock.

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

Review, Approval and Ratification of Related Party Transactions

The Audit Committee of the Board of Directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

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

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance-Code of Ethics“), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PWR CPA, LLC (“PWR”) has served as the Company’s independent registered public accounting firm since the audit of our financial statements for the fiscal year ended March 31, 2020 (we subsequently changed our fiscal year-end, effective December 31, 2020).  The aggregate fees for professional services rendered by PWR for the years ended December 31, 2022 and 2021, were as follows:

	2022	2021
Audit and Quarterly Review Fees - PWR	$43,000	$28,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL	$43,000	$28,500

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

3. Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	000-55018	3.1	1/21/2020
3.2	Articles of Amendment to Articles of Incorporation of Rapid Therapeutic Science Laboratories, Inc. (1-for-25 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on March 29, 2022, and effective March 31, 2022	8-K	000-55018	3.1	3/31/2022
3.3	Certificate of Correction filed with the Secretary of State of Nevada on March 29, 2022	8-K	000-55018	3.2	3/31/2022
3.4	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series A Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 12, 2020	8-K	000-55018	3.1	11/18/2020
3.5	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.1	6/2/2021
3.6	Certificate of Designation of Rapid Therapeutic Science Laboratories, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 28, 2021	8-K	000-55018	3.2	6/2/2021
3.7	Bylaws	S-1	333-188781	3.2	5/23/2013
4.1	Description of Securities of the Registrant	10-K	000-55018	4.1	3/16/2022
10.1	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., for August 2021 Private Offering (to purchase 194,118 shares of common stock)	8-K	000-55018	4.1	8/5/2021
10.2	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., granted to Maxim Group LLC and assigns	8-K	000-55018	4.2	8/5/2021

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Form of Securities Purchase Agreement dated August 1, 2021, by and between Rapid Therapeutic Science Laboratories, Inc., and the Purchaser party thereto	8-K	000-55018	10.1	8/5/2021
10.4	Form of Original Issue Discount Convertible Debenture Due May 1, 2022, dated August 4, 2021, in the amount of $1,941,176	8-K	000-55018	10.2	8/5/2021
10.5	Form of Leak-Out Agreement (August 2021 Offering)	8-K	000-55018	10.3	8/5/2021
10.6	Commercial Lease Agreement, dated October 1, 2021, between Triple D Rosegate, LLC and Rapid Therapeutic Science Laboratories, Inc.	10-Q	000-55018	10.8	11/10/2021
10.7**	First Amended and Restated Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan	8-K	000-55018	10.1	1/18/2022
10.8	Securities Purchase Agreement dated January 28, 2022, by and between Rapid Therapeutic Science Laboratories, Inc., and J. Scott Suggs	8-K	000-55018	10.1	2/1/2022
10.9	$400,000 Promissory Note dated January 28, 2022, by Rapid Therapeutic Science Laboratories, Inc., in favor of J. Scott Suggs	8-K	000-55018	10.2	2/1/2022
10.10	Form of Amendment, Waiver and Purchase Agreement, dated May 31, 2022, by and between Rapid Therapeutic Science Laboratories, Inc., and the Purchaser party thereto	8-K	000-55018	10.1	5/31/2022
10.11	Form of Convertible Debenture, dated May 31, 2022, payable to the Purchaser, in the amount of $411,764	8-K	000-55018	10.2	5/31/2022
10.12	Form of Common Stock Purchase Warrant of Rapid Therapeutic Science Laboratories, Inc., dated May 31, 2022, granted to the Purchaser	8-K	000-55018	10.3	5/31/2022
10.13	Common Stock Purchase Warrant dated April 1, 2022 to Jeffrey J. Kimbell & Associates, Inc. (up to 360,000 shares)	S-1/A	000-55018	10.34	7/22/2022
21.1	Subsidiaries of the Registrant	10-KT	000-55018	21.1	3/16/2021
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002					X
32.1***	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
32.2***	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Charter of the Audit Committee	8-K	000-55018	99.1	2/9/2021
99.2	Charter of the Compensation Committee	8-K	000-55018	99.2	2/9/2021
99.3	Charter of the Nominating and Corporate Governance Committee	8-K	000-55018	99.3	2/9/2021
99.4	Whistleblower Protection Policy	8-K	000-55018	99.4	2/9/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donal R. Schmidt, Jr.	Chief Executive Officer, President, and Director	March 30, 2023
Donal R. Schmidt, Jr.	(Principal Executive Officer)

/s/ D. Hughes Watler, Jr.	Chief Financial Officer and Director	March 30, 2023
D. Hughes Watler, Jr.	(Principal Financial & Accounting Officer)

/s/ Henry A. Punzi	Director	March 30, 2023
Henry A, Punzi

/s/ J. Scott Suggs	Director	March 30, 2023
J, Scott Suggs