Form 10-Q
period 2023-03-31
Rapid Therapeutic Science Laboratories, Inc.
filed 2023-05-12
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

Commission File No. 000-55018

Rapid Therapeutic Science Laboratories, Inc.

(Exact Name of Registrant as specified in its charter)

Nevada	46-2111820
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

558 County Road 472 De Leon, TX	76444
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of May 12, 2023, was 8,082,397 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

FORM 10-Q

MARCH 31, 2023

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

All forward-looking statements speak only at the date of the filing of this Quarterly Report. You should not rely upon forward-looking statements as predictions of future events. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,572	$-
Inventory	175,047	175,047
Prepaid expenses	58,146	58,146
Total current assets	250,765	233,193

Property and equipment	1,354,072	1,564,503
Accumulated depreciation	(59,320)	(53,327)
Net property and equipment	1,294,752	1,511,176

Other long-term assets
Operating lease right-of-use asset, net	318,878	340,136
License agreement	170,075	170,075

Total assets	$2,034,470	$2,254,580

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$734,833	$891,408
Notes payable - related party	829,988	820,602
Notes payable - other	2,437,310	2,481,333
Accrued interest payable	148,907	124,736
Current portion of operating lease obligation	99,580	98,509
Warrant liability	80,520	508,593
Derivative liability	131,700	40,647
Total current liabilities	4,462,838	4,965,828

Long-term liabilities
Convertible notes payable	150,000	150,000
Long-term portion of operating lease obligation	259,188	280,235
Total liabilities	4,872,026	5,396,063

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 800,000,000 shares authorized, 8,082,397 and 7,764,594 shares issued and outstanding	8,082	7,763
Additional paid in capital	7,616,579	7,504,242
Accumulated deficit	(10,124,878)	(10,316,149)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(2,837,556)	(3,141,483)

Total liabilities and stockholders’ deficit	$2,034,470	$$2,254,580

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	92,301	783,400
Depreciation expense	5,993	5,993
Total operating expenses	98,294	789,393

Other income (expense):
Gain (loss) on valuation of derivatives	400,591	(77,045)
Interest expense	(111,026)	(713,313)
Total other income (expense)	289,565	(790,358)

Net income (loss) before income taxes	191,271	(1,579,751)
Income taxes	-	-

Net income (loss)	$191,271	$(1,579,751)

Net income (loss) per share, basic and diluted	$0.02	$(0.20)

Weighted average shares outstanding, basic and diluted	7,979,592	7,744,544

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2022	7,764,594	$7,763	$7,504,242	$(10,316,149)	$(337,339)	$(3,141,483)

Stock issued for conversion of notes payable	317,803	319	112,337	-	-	112,656
Net income	-	-	-	191,271	-	191,271

Balance at March 31, 2023	8,082,397	$8,082	$7,616,579	$(10,124,878)	$(337,339)	$(2,837,556)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2021	7,742,687	$7,743	$7,469,262	$(8,521,423)	$(337,339)	$(1,381,757)

Stock compensation expense	4,000	4	19,996	-	-	20,000
Net loss	-	-	-	(1,579,751)	-	(1,579,751)

Balance at March 31, 2022	7,746,687	$7,747	$7,489,258	$(10,101,174)	$(337,339)	$(2,941,508)

See accompanying notes to unaudited consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$191,271	$(1,579,751)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
(Gain) loss on valuation of derivatives	(400,591)	77,045
Amortization of debt discount	30,331	627,047
Non-cash interest	51,873	-
Stock compensation expense	-	20,000
Depreciation expense	5,993	5,993
Changes in operating assets and liabilities:
Other current assets	-	2,233
Right of use asset	21,258	-
Accounts payable and accrued liabilities	33,880	132,121
Accrued interest payable	24,171	15,890
Other, net	-	-
Net cash flows used in operating activities	(41,814)	(699,422)

Cash flows from investing activities:
Additions to property and equipment	-	(35,204)
Net cash flows used in investing activities	-	(35,204)

Cash flows from financing activities:
Issuance of notes payable - related party	33,587	400,000
Issuance of notes payable - other	50,000	175,127
Payment of notes payable - other	(24,201)	-
Net cash flows provided by financing activities	59,386	575,127

Net increase (decrease) in cash and cash equivalents	17,572	(159,499)
Cash and cash equivalents at beginning of period	-	192,484

Cash and cash equivalents at end of period	$17,572	$32,985

Supplemental cash flow data:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$112,656	$-
Accounts payable for additions to property and equipment	(210,431)	307,879

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

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of March 31, 2023, the results of its operations for the three month periods ended March 31, 2023 and 2022, the changes in its stockholders’ deficit for the three month periods ended March 31, 2023 and 2022, and cash flows for the three month periods ended March 31, 2023 and 2022.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Decreased demand for our products caused by COVID-19 could have a material adverse effect on our results of operations. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products and our operating results. Based on our limited operating history, we believe the range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  However, the pandemic designation has recently ended and the Company is assessing any potential factors that may continue to impact its business.

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

Inventory - Inventory as of March 31, 2023 and December 31, 2022, consists of inhalers and related products and supplies delivered to a secured location within the Company’s offices, and held for sale to wholesale or retail customers.  Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Recently Issued Accounting Pronouncements - During the three months ended March 31, 2023, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from March 31, 2023 through the date the financial statements were issued, to determine if disclosure in this report is warranted.

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $10,124,878 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

(5)Prior Asset Acquisition

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

(6)Property and Equipment

As of March 31, 2023, and December 31, 2022, the Company had the following balances of property and equipment:

	March 31, 2023	December 31, 2022
Equipment purchased from Razor Jacket, LLC and awaiting installation in the Company’s facilities in Addison, Texas	$500,000	$500,000
Equipment located in the Company’s facilities in Dallas, Texas	221,412	221,412
Leasehold improvements in progress at the Company’s new facilities in Addison, Texas	630,160	840,591
Leasehold improvements in the Company’s existing facilities in Dallas, Texas	2,500	2,500
Total property and equipment	1,354,072	1,564,503

Less: Accumulated depreciation	(59,320)	(53,327)
Net property and equipment	$1,294,752	$1,511,176

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 8). As of September 30, 2022, the Company was in the process of building out this space, pending obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, beginning in the fourth quarter of 2022 or early 2023, depending on contractor availability. As of March 31, 2023, the Company had capitalized leasehold improvements in progress at the new location in the amount of $630,160, of which $100,000 had not been paid and is reflected in Accounts Payable as of that date.

The equipment purchased from Razor Jacket, LLC in November 2020 has been shipped to the Company’s existing facilities near Dallas, Texas, where it is awaiting installation in the new location in Addison, Texas, referenced above (see Note 5).

(7)Notes Payable

As of March 31, 2023 and December 31, 2022, the Company had the following note payable obligations:

	March 31, 2023	December 31 2022
Convertible debenture issued to an accredited investor on August 4, 2021, in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 194,118 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	$1,941,176	$1,941,176

Convertible debenture issued to an accredited investor on May 31, 2022, in principal amount of $411,764, original issue discount of 15%, convertible at option of investor into a total of 41,176 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	411,764	411,764

Convertible promissory notes issued to an accredited investor on November 15, 2019, maturing in 5 years, accruing interest at 5% per annum, convertible into common stock at $1.25 per share.	150,000	150,000

Unsecured advances received from two officers beginning in May 2021 and continuing through March 2023, accruing interest at 1% per annum, payable on demand.	406,288	396,902

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to be convertible into common stock at $1.25 per share.	48,386	48,386

Promissory note issued to an independent director on January 28, 2022, accruing interest at approximately 18% per annum, currently past due nominal maturity.	400,000	400,000

Promissory note issued to an institutional investor on March 8, 2022, accruing interest at approximately 8% per annum, due in one year, in default and fully converted as of March 31, 2023.	-	70,104

Convertible note issued to an accredited investor on July 25, 2022, net of unamortized debt discount of $22,889 (see further discussion below).	51,361	33,603

Convertible note issued to an accredited investor on February 3, 2023, net of unamortized debt discount of $45,927 (see further discussion below).	8,323	-

Total notes payable	$3,417,298	$3,451,935

Future maturities of notes payable as of March 31, 2023, without taking into account the unamortized debt discount, are as follows:

Year ending March 31, 2024	$3,336,114
Year ending March 31, 2025	150,000
$3,486,114

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

The two tranches of Common Stock Purchase Warrants that we have granted to the investor in August 2021 and May 2022, as well as a grant of warrants that we made in August 2021 to the placement agent for the bridge loan to purchase a total of 9,706 shares of our common stock at an exercise price of $10.00 per share, with substantially similar terms, are subject to certain ownership limitations and adjustment provisions. These warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant). As a result of this provision, the Company accounted for the issuance of the initial tranche of 203,824 warrants in August 2021 (including 9,706 shares to the placement agent) as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, the warrant liability was valued at issuance in the amount of $1,717,213 and has been subsequently adjusted to its current fair value as of each quarterly reporting date. As of March 31, 2023, we adjusted the warrant liability to its current fair value of $27,720, based on the Black Scholes model, resulting in a gain on warrant liability of $112,895 that was recorded in our statement of operations for the three months ended March 31, 2023.

The Company has also accounted for the issuance of the additional tranche of 388,236 warrants in May 2022 as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, such warrant liability was valued at issuance in the amount of $756,285. This liability was recorded as a discount to the convertible debt of $350,000 with the excess $406,285 expensed as interest. The Company is accreting the debt discount, along with the original issue discount on the convertible debt, to interest expense over the term of the convertible debenture and such debt discount was fully accreted as of September 1, 2022. As of March 31, 2023, we adjusted the warrant liability to its current fair value of $52,800, based on the Black Scholes model, resulting in a gain on warrant liability of $315,178 that was recorded in our statement of operations for the three months ended March 31, 2023.

Prior to obtaining the bridge loan noted above, the Company received a series of unsecured cash advances from two of its officers beginning in May 2021 through March 2023, in the net amount of $406,288. These related party advances accrue interest at the rate of 1% per annum and are payable on demand. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities in conjunction with the planned listing on a national exchange. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

On February 3, 2023, the Company closed a short-term loan with an institutional investor in the gross amount $54,250. The closing of this loan resulted in net proceeds to the Company of approximately $50,000, after deducting the original issue discount and transaction fees. The Note has a maturity date of one year after the date of issuance and bears interest at a rate of 9% per annum, which is not due until maturity. At the option of the Buyer, the Note may be converted into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.000075 per share; and (b) 65% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the three (3) lowest trading prices during the fifteen (15) Trading Day period ending on the latest complete trading day prior to the conversion date. The Company determined that the conversion feature of the Note required the recognition of a derivative liability upon issuance and calculated the fair value of the derivative liability, using the Black Scholes model, to be $63,570.  Accordingly, the Company has recognized a derivative liability in that amount offset by a debt discount which it is amortizing over the one year term of the Note.  As of March 31, 2023, we adjusted the derivative liability to its current fair value, resulting in a loss on derivative liability of $27,482 that was recorded in our statement of operations for the three months ended March 31, 2023.

On July 25, 2022, the Company entered into an agreement with the same accredited investor (the “Buyer”) with respect to a Convertible Promissory Note (the “Note”) issued by the Company to the Buyer in the amount of $74,250.  The Note has a maturity date of one year after the date of issuance and bears interest at a rate of 9% per annum, which is not due until maturity.  At the option of the Buyer, the Note may be converted into shares of the Company’s common stock, beginning 180 days following the date of issuance.  Under this option, the conversion price shall be subject to a discount of 35%, based on the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. The Buyer will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time. The Company determined that the conversion feature of the Note required the recognition of a derivative liability upon issuance. As of July 25, 2022, the Company calculated the fair value of the derivative liability, using the Black Scholes model, to be $72,020. Accordingly, the Company has recognized a derivative liability in that amount offset by a debt discount. The Company is amortizing the debt discount over the one year term of the Note.

In January and March 2022, the Company closed two short-term loans from two different lenders in the total amount of $597,000. One of these loans was from an independent director of the Company in the amount of $400,000. Both loans were in the form of unsecured promissory notes bearing interest at rates of approximately 8-18% per annum with a maturity of one year.  For the larger note with an independent director, the principal amount and accrued interest are due at the maturity date, which the director has agreed to extend to a date to be determined, whereas for the smaller note with an institutional investor, monthly payments of principal and interest of $21,276 were required beginning in May 2022.  In the event of a default by the Company on the payment terms of either note, the notes would be convertible into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.001875 per share; and (b) 75% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the five trading days immediately prior to the date of conversion. In December 2022, we defaulted on making the monthly note payment of $21,276 to the institutional investor due to our lack of liquidity which resulted in the investor electing to convert $15,000 of the note principal into 16,340 shares of our common stock, at the calculated conversion rate, leaving a then remaining outstanding loan balance, including default interest, of $70,104. In January and February 2023, the investor elected to fully convert the $70,104 balance of the note, plus an additional default penalty of $42,552, into a total of 317,803 shares of our common stock, at the applicable conversion rates at the time of each conversion (see Note 9).

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes.  In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020. As of March 31, 2023, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $51,082, remain outstanding and are available to be subsequently converted into 180,614 shares of common stock, subject to the ownership limitation (see Note 9).

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $1.25 per share (of the total notes amended, notes in the amount of $708,150 have been converted into common stock through March 31, 2023, as a result of such $500,000 equity raise threshold being met).

The Company performed an analysis of both the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible, to determine whether there was a beneficial conversion feature and noted none.

(8)Long Term Lease Obligation

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 6). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. As of March 31, 2023, the Company is building out this space, pending obtaining any necessary governmental approvals, and intends to ultimately utilize it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.  Due to our recent liquidity situation, we have been in arrears in the payment of the monthly rent, however, the landlord has not declared us to be in default of the lease agreement. Therefore, we have reflected such unpaid amounts in accounts payable as of March 31, 2023.

Total operating lease minimum payments, together with their present values as of March 31, 2023, are summarized as follows:

Year ending December 31, 2023	$69,599
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
Total future minimum lease payments	390,824
Less amounts representing interest	(32,056)
Present value of lease liability	358,768
Current portion of operating lease liability	(99,580)

Long-term portion of operating lease liability	$259,188

As of March 31, 2023, the operating lease right-of-use asset and operating lease liabilities were $318,878 and $358,768, respectively. The long-term portion of the operating lease liabilities, $259,188, is included in long-term obligations. As of March 31, 2023, the weighted-average discount rate for this operating lease was 5%. The future operating lease payments are guaranteed by a senior employee of the Company.

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

During the three months ended March 31, 2023, the holder of a convertible note payable on which we had defaulted in making the required monthly note payments in December 2022, elected to fully convert the remaining note principal of $70,104, plus an additional default penalty of $42,552, into a total of 317,803 shares of our common stock, at the applicable conversion rates at the time of each conversion (see Note 7).

Effective April 1, 2022, the Company granted a common stock purchase warrant to a Washington, DC based firm that it has engaged to provide consulting services relating to certain federal regulatory matters. The warrant will enable the firm to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $10.00 per share, or the lower of any public offering related conversion price, for a period of 10 years. The warrant is structured to be exercisable in six separate tranches of from 160,000 shares to 40,000 shares, assuming specified performance milestones are met by the firm for each tranche. Using the Black Scholes model, the Company has calculated the grant date value of this warrant to be $2,368,440. The Company will amortize this amount as stock compensation expense when the Company determines it is probable that that each performance milestone will be met. As of March 31, 2023, the Company has not recognized any stock compensation expense applicable to such warrant.

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

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020.  As of March 31, 2023, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $51,082, remain outstanding and are available to be subsequently converted into 180,614 shares of common stock, subject to the ownership limitation (see Note 7).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023 (the “Annual Report”).

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

•Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2023, and 2022.

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

Assuming the FDA does approve our products, we would expect to resume the commercial manufacturing and selling of our products to customers following such approval date, which we do not currently expect being earlier than the beginning of 2024. We anticipate that, based on our plans for future development, and funding permitting, we will have the manufacturing capability to deliver a substantial volume of our inhaler products to the market within only a few months of securing final FDA approval. In order for us to be positioned to meet this objective, we will be required to recruit, hire and train additional personnel in the areas of manufacturing, logistics, sales and administration. With the efforts of our existing personnel, we have started preliminary discussions with several prospective institutional customers for our products. These discussions are ongoing, however, they may not eventually result in any agreements to purchase our products, if and when, they are approved by the FDA and available for sale. We may not succeed in the development of any commercially viable products that will reach a significant level of acceptance in the marketplace, may not have sufficient funding to obtain FDA approval of our products, may never obtain FDA approval of our products, and may never generate significant revenue.

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

•Legal Status. Our products are not FDA approved. However, we plan to file an IND with the FDA in the third of fourth quarter of 2023, funding permitting, to conduct Phase 1 human clinical trials of our flagship metered dose inhaler containing CBD. We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products. CBD is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large. There are currently ongoing discussions about CBD and cannabinoids with Congress that may impact the Company’s business operations both positively and negatively.

•International Expansion. We plan to expand our marketing and sales to outside of the United States, funding permitting, and assuming further declines in the spread of COVID-19. Similar to the growth trends that we are seeing in the U.S., we believe there will be a significant opportunity for us to capture market share internationally with our product offerings in the future. We have no current time predictions for this activity because we believe our best opportunity in this area is after FDA approval, as discussed above. Once we finish construction of our isolate manufacturing facility, we can, if we choose, begin to market internationally for pharmaceutical grades isolate sales. We expect this to occur by the end of 2023, funding permitting; however, we do not intend to market our MDI internationally until the end of our planned Phase 1 studies, because we understand and believe that the FDA has a major effect on drug sales in all foreign jurisdictions we presently have under consideration.

Results of Operations and Financial Condition

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company has recently adopted a new business strategy focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has recently licensed from a third party. This strategy includes typical pharmaceutical type marketing efforts (e.g., marketing directly to doctors) that has been shown to work with traditional drug product type sales, versus novelty type sales, which currently include cannabidiols. We are planning on moving away from traditional internet sales and marketing and believe this transition will benefit the Company going forward. COVID-19 resulted in the Company being forced to temporarily suspend its marketing plans as the Company was not able to travel to meet with doctors directly, which COVID-19 restrictions have been eliminated. Moving forward, the range of possible impacts on the Company’s business in the event the coronavirus pandemic continues to include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  However, the pandemic designation has recently ended and the Company is assessing any potential factors that may continue to impact its business.

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

Results of Operations for the three months ended March 31, 2023 compared to 2022

The following discussion reflects the Company’s revenues and expenses for the three month periods ended March 31, 2023 and 2022, as reported in our consolidated financial statements included in Item 1.

Three months ended March 31, 2023 versus three months ended March 31, 2022

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales in the year ended December 31, 2021.

General and Administrative Expense - General and administrative expenses for the three months ended March 31, 2023 were $92,301 compared to $783,400 in the three months ended March 31, 2022. This decrease was due to a significantly lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Depreciation Expense - Depreciation expense for the three months ended March 31, 2023 was $5,993, and was also $5,993 in the three months ended March 31, 2022. This situation reflects a consistent level of depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the three months ended March 31, 2023 was $111,026, compared to $713,313 in the three months ended March 31, 2022. This decrease was due to the prior year amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021.  Other income (expense) also includes gain (loss) from the change in valuation of the derivative liabilities that were mostly recognized in conjunction with convertible debentures issued in August 2021 and May 2022, in the three months ended March 31, 2023 and 2022 of $400,591 and $(77,045), respectively.

Net Income (Loss) - Net income for the three months ended March 31, 2023 was $191,271, compared to net loss of $1,579,751 in the three months ended March 31, 2022, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for the cumulative net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities.  Net cash used in operating activities for the three months ended March 31, 2023 was $41,814, compared to $699,422 in the three months ended March 31, 2022.  This net decrease largely occurred due to a significantly lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as to various regulatory and other related expenses incurred in pursuing a new drug.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2023 was zero, compared to $35,204 in the three months ended March 31, 2022. This decrease was largely due to the lower amounts paid on the build out of the Company’s new corporate office and laboratory space located in Addison, Texas, which the Company is expecting to complete in late 2023, pending funding and contractor availability.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2023 was $59,386, compared to $575,127 in the three months ended March 31, 2022. Our net cash provided by financing activities in the three months ended March 31, 2023 mostly resulted from a new convertible note borrowing from an institutional investor in the net amount of $50,000, after deducting an original issue discount $4,250. Net cash provided by financing activities in the three months ended March 31, 2022 resulted from the issuance of two non-convertible notes, one of which came from an independent director in the amount of $400,000, and one of which was from an institutional investor in the net amount of $175,127, after deducting an original issue discount $21,873.

In order to meet short-term working capital needs beginning in the summer of 2021, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and its Senior Vice President) in May 2021 through March 2023 in the net amount of $406,288. Such advances are expected to be repaid out of the proceeds of an underwritten public offering of the Company’s equity securities which the Company is currently pursuing. However, no assurance can be given that the Company will be successful in achieving a closing of the underwritten public offering.

As of March 31, 2023, we had a cash balance of $17,572 and a working capital deficit of approximately $4.2 million. We have not generated a net profit from the limited sales of our inhaler products beginning in early 2020 and only generated minimal revenues during the year ended December 31, 2021. Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

On January 28, 2022, we entered into a Securities Purchase Agreement (the “Suggs Purchase Agreement”), with J. Scott Suggs, a member of our Board of Directors (“Suggs”), pursuant to which the Company agreed to sell, and Suggs agreed to purchase, a Promissory Note (the “Suggs Note”). The Suggs Note was purchased for, and has an initial face amount of, $400,000. The Suggs Note accrues interest at 18% per annum, compounded monthly (at the end of each month), until the earlier of (i) January 26, 2023 (the “Maturity Date”), which he has agreed to extend to a date to be determined, or (ii) ten days from the date that the Company’s common stock is listed on a national exchange and that the Company receives funding under any underwritten offering in connection therewith (the “Pre-Payment Date”) when all accrued interest and outstanding principal under the Suggs Note is required to be paid in a single lump sum. If the Pre-Payment Date occurs prior to the Maturity Date, the Company will be required to pay a prepayment penalty equal to the outstanding principal balance of the Suggs Note multiplied by 25.44% ($101,760), less the amount of total accrued interest owed under the Suggs Note as of the Pre-Payment Date (the “Pre-Payment Penalty”). No Pre-Payment Penalty will be due if the Suggs Note is repaid on the Maturity Date, provided the Pre-Payment Date has not previously occurred. Other than on the Pre-Payment Date, the Company has no right to accelerate payments or prepay the Suggs Note, except with the prior written approval of Suggs.

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

On March 8, 2022, we entered into a Securities Purchase Agreement with an institutional investor, Red Road Holdings Corporation (“Red Road”) and issued a Promissory Note payable to Red Road (the “Red Road Note”) in order to fund short-term working capital needs in the amount of $197,000. This note has a maturity of one year and has substantially the same payment and default provisions as the Suggs Note, except that we were required to make monthly principal and interest payments of $21,276, beginning on May 1, 2022.  In December 2022, we defaulted on making the monthly note payment of $21,276 to Red Road due to our lack of liquidity. In accordance with the terms of the note, Red Road elected to convert $15,000 of the note principal into 16,340 shares of our common stock in December 2022, at a calculated conversion rate of $0.92 per share, leaving a remaining outstanding loan balance of $70,104, including default interest. In January and February 2023, Red Road elected to fully convert the $70,104 balance of the note, plus an additional default penalty of $42,552, into a total of 317,803 shares of our common stock, at the applicable conversion rates at the time of each conversion.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $10,124,878 since inception.  These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. We believe that certain accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements set forth above and under “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023, for a further description of our critical accounting policies and estimates.

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

As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2022), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2023.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

We are not profitable and have incurred an accumulated deficit of $10,124,878 since our inception. We had no sales for the three months ended March 31, 2023 or for the year ended December 31, 2022.  Our revenues from sales on a trial basis for the year ended December 31, 2021 and the nine month transition period ended December 31, 2020, were $534 and $130,916, respectively, consisting mostly of two large wholesale orders, in the latter period.  Sales to the public of our MDIs are not anticipated in 2023 because of anticipated FDA testing in connection with the Company’s planned IND filing with the FDA. Notwithstanding that, the Company plans to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the construction of the isolate manufacturing facility is complete and the Company is approved for GMP. At that time the Company plans to also consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.

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

This quarterly report contains forward-looking statements, which speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions. For a further discussion of our risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the three months ended March 31, 2023 or from April 1, 2023, through the date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective with the filing of this Report, the Company has relocated its corporate office to the following address:

Rapid Therapeutic Science Laboratories, Inc.

558 County Road 472

De Leon, TX 76444.

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

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

May 12, 2023	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)