Form 10-Q
period 2023-06-30
Rapid Therapeutic Science Laboratories, Inc.
filed 2023-08-14
CIK 1575659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares outstanding of Common Stock, par value $0.001 per share, as of August 14, 2023, was 8,832,251 shares.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

FORM 10-Q

JUNE 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,160	$-
Employer tax refund receivable	82,529	-
Inventory	175,047	175,047
Prepaid expenses	58,146	58,146
Total current assets	317,882	233,193

Property and equipment	1,354,072	1,564,503
Accumulated depreciation	(65,313)	(53,327)
Net property and equipment	1,288,759	1,511,176

Other long-term assets
Operating lease right-of-use asset, net	297,619	340,136
License agreement	170,075	170,075

Total assets	$2,074,335	$2,254,580

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$769,957	$891,408
Promissory notes payable - related party	841,560	820,602
Convertible notes payable - other	2,455,791	2,481,333
Accrued interest payable	173,856	124,736
Current portion of operating lease obligation	100,650	98,509
Warrant liability	30,195	508,593
Derivative liability	53,568	40,647
Total current liabilities	4,425,577	4,965,828

Long-term liabilities
Convertible notes payable	150,000	150,000
Long-term portion of operating lease obligation	237,892	280,235
Total liabilities	4,813,469	5,396,063

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, no par value per share, 16,500,000 shares authorized (Series A), 2,000,000 shares authorized (Series B), 8,500,000 shares authorized (Series C), no shares issued and outstanding	-	-
Common stock, $0.001 par value per share, 800,000,000 shares authorized, 8,832,251 and 7,764,594 shares issued and outstanding	8,832	7,763
Additional paid in capital	7,667,829	7,504,242
Accumulated deficit	(10,078,456)	(10,316,149)
Treasury stock	(337,339)	(337,339)
Total stockholders’ deficit	(2,739,134)	(3,141,483)

Total liabilities and stockholders’ deficit	$2,074,335	$2,254,580

See accompanying notes to unaudited condensed consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2023	2022

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative (including amortization expense of $21,259)	97,739	122,382
Depreciation expense	5,993	5,993
Total operating expenses	103,732	128,375

Other income (expense):
Gain on valuation of derivatives	128,456	857,127
Interest expense	(60,831)	(765,590)
Refund of prior year employer taxes	82,529	-
Total other income	150,154	91,537

Net income (loss) before income taxes	46,422	(36,838)
Income taxes	-	-

Net income (loss)	$46,422	$(36,838)

Net income (loss) per share, basic and diluted	$0.01	$(0.00)

Weighted average shares outstanding, basic and diluted	8,318,055	7,746,687

See accompanying notes to unaudited condensed consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative (including amortization expense of $42,517)	190,040	905,782
Depreciation expense	11,986	11,986
Total operating expenses	202,026	917,768

Other income (expense):
Gain on valuation of derivatives	529,047	780,082
Interest expense	(171,857)	(1,478,903)
Refund of prior year employer taxes	82,529	-
Total other income (expense)	439,719	(698,821)

Net income (loss) before income taxes	237,693	(1,616,589)
Income taxes	-	-

Net income (loss)	$237,693	$(1,616,589)

Net income (loss) per share, basic and diluted	$0.03	$(0.21)

Weighted average shares outstanding, basic and diluted	8,149,758	7,745,759

See accompanying notes to unaudited condensed consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2022	7,764,594	$7,763	$7,504,242	$(10,316,149)	$(337,339)	$(3,141,483)

Stock issued for conversion of notes payable	317,803	319	112,337	-	-	112,656
Net income	-	-	-	191,271	-	191,271

Balance at March 31, 2023	8,082,397	8,082	7,616,579	(10,124,878)	(337,339)	(2,837,556)

Stock issued for conversion of notes payable	349,854	350	11,650	-	-	12,000
Private sale of stock	400,000	400	39,600	-	-	40,000
Net income	-	-	-	46,422	-	46,422

Balance at June 30, 2023	8,832,251	$8,832	$7,667,829	$(10,078,456)	$(337,339)	$(2,739,134)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	7,742,687	$7,743	$7,469,262	$(8,521,423)	$(337,339)	$(1,381,757)

Stock compensation expense	4,000	4	19,996	-	-	20,000
Net loss	-	-	-	(1,579,751)	-	(1,579,751)

Balance at March 31, 2022	7,746,687	7,747	7,489,258	(10,101,174)	(337,339)	(2,941,508)

Stock compensation expense	-	-	59,210	-	-	59,210
Net loss	-	-	-	(36,838)	-	(36,838)

Balance at June 30, 2022	7,746,687	$7,747	$7,548,468	$(10,138,012)	$(337,339)	$(2,919,136)

See accompanying notes to unaudited condensed consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$237,693	$(1,616,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
(Gain) on valuation of derivatives	(529,047)	(780,082)
Amortization of debt discount	83,355	1,342,180
Non-cash interest	30,329	-
Stock compensation expense	-	79,210
Depreciation expense	11,986	11,986
Amortization of Right of use asset	42,517	42,517
Other non-cash expenses - related party	58,659	-
Changes in operating assets and liabilities:
Other current assets	(82,529)	6,608
Accounts payable and accrued liabilities	48,778	244,658
Accrued interest payable	49,120	35,265
Other, net	-	-
Net cash flows used in operating activities	(49,139)	(634,247)

Cash flows from investing activities:
Additions to property and equipment	-	(354,800)
Net cash flows used in investing activities	-	(354,800)

Cash flows from financing activities:
Issuance of common stock	40,000	-
Issuance of notes payable - related party	-	423,000
Issuance of notes payable - other	50,000	525,127
Payment of notes payable - related party	(38,701)	-
Payment of notes payable - other	-	(39,400)
Net cash flows provided by financing activities	51,299	908,727

Net increase (decrease) in cash and cash equivalents	2,160	(80,320)
Cash and cash equivalents at beginning of period	-	192,484

Cash and cash equivalents at end of period	$2,160	$112,164

Supplemental cash flow data:
Cash paid for interest	$-	$3,352
Cash paid for income taxes	-	-

Supplemental non-cash financing activities:
Convertible notes payable and accrued interest converted to common stock	$124,656	$-
Accounts payable for additions to property and equipment	(210,431)	307,879

See accompanying notes to unaudited condensed consolidated financial statements.

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)Condensed Interim Financial Statements

The Company - Rapid Therapeutic Science Laboratories, Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on February 22, 2013, originally under the name of PowerMedChairs. On June 2, 2017, the Company changed its name to Holly Brothers Pictures, Inc.  On February 1, 2018, the Company acquired 100% of the equity interests in Power Blockchain, LLC through an exchange agreement in a transaction that resulted in the transition to a planned new business of mining crypto-currency. Effective November 15, 2019, the Company exited from that business and adopted a new business strategy focused on developing potential commercial opportunities which involve the rapid application of therapeutics using inhaler technology that the Company licensed from a third party as a result of the execution of a license agreement with the licensor (see Note 4). In conjunction with the adoption of that new business strategy, the Company changed its name to Rapid Therapeutic Science Laboratories, Inc., effective January 13, 2020. At that time, the Company also commenced limited initial sales of its inhaler products. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company has currently suspended such activity.

Interim Financial Information - The accompanying consolidated financial statements have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, these consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position of the Company as of June 30, 2023, the results of its operations for the three month and six month periods ended June 30, 2023 and 2022, the changes in its stockholders’ deficit for the six month periods ended June 30, 2023 and 2022, and cash flows for the six month periods ended June 30, 2023 and 2022. The results of operations for the three month and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year as well as in future periods.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023.

Impact of COVID-19 Pandemic on Consolidated Financial Statements. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Decreased demand for our products caused by COVID-19 could have a material adverse effect on our results of operations. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products and our operating results. Based on our limited operating history, we believe the range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  However, the pandemic designation has recently ended and the Company is assessing any potential factors that may continue to impact its business (see Note 11).

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

Inventory - Inventory as of June 30, 2023 and December 31, 2022, consists of inhalers and related products and supplies delivered to a secured location within the Company’s offices, and held for sale to wholesale or retail customers. Inventory is stated at the lower of weighted average cost or market. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels.

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

Earnings per Share - Basic income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the period. Diluted income (loss) per share is calculated by dividing the Company’s net income (loss) loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

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

The Company’s financial instruments consist of cash, tax refund receivable, accounts payable and accrued liabilities, notes payable, due to related parties, warrant liabilities and derivative liabilities. Except for cash, warrant liabilities, and derivative liabilities, the Company’s financial instruments’ carrying amounts, excluding unamortized discounts, approximate their fair values due to their short term to maturity. Cash is measured and recognized at fair value based on level 1 inputs for all periods presented. Warrant liabilities and Derivative liabilities are measured and recognized at fair value based on level 3 inputs.

Recently Issued Accounting Pronouncements - During the six months ended June 30, 2023, the Financial Accounting Standards Board issued several new Accounting Standards Updates which the Company believes will have no material impact to the Company.

Subsequent Events - Management has evaluated any subsequent events occurring in the period from June 30, 2023 through the date the financial statements were issued, to determine if disclosure in this report is warranted.

(3)Going Concern

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated minimal revenues and has suffered recurring losses totaling $10,078,456 since inception and has a working capital deficit as of June 30, 2023 of $4,107,695. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

(4)License Agreement

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

Effective November 15, 2019, we entered into a sublicense agreement (the “TMDI Agreement”) with Texas MDI, Inc., a Texas corporation, which is controlled by Donal R. Schmidt, Jr., the Chief Executive Officer and Director of the Company (“TMDI”), whereby we acquired a sublicense from TMDI to use certain technology regarding MDI’s that TMDI had licensed from EM3 and the right to use the RxoidTM brand name owned by TMDI. At that time, TMDI had exclusive rights to research, develop, make, have made, use, offer to sell, sell, export and/or import and commercialize, the ‘Desirick Procedure’, which is a proprietary process owned by EM3 for producing MDI using hemp (and other) derivatives in the States of Texas, California, Florida and Nevada, pursuant to an Exclusive License Agreement dated October 1, 2019, by and between TMDI and EM3 (the “Original EM3 Exclusive License”). Pursuant to the TMDI Agreement, we obtained substantially the same rights that TMDI had under the Original EM3 Exclusive License, as to the use of the ‘Desirick Procedure’ for the manufacturing of pressured MDI’s (pMDI) containing cannabis, hemp or a combination thereof in any legal jurisdiction, in consideration for the issuance of 5,600,000 shares of the Company’s common stock. Such rights were recorded as the acquisition of an intangible asset in the amount of $140,000, based on the then fair value of the shares issued.

Effective February 9, 2021, both the TMDI Agreement and the Original EM3 Exclusive License were effectively terminated by mutual agreement of all parties with no additional consideration beyond the original shares issued  and EM3 agreed to provide the Company with a royalty-free, perpetual license to use the Desirick Procedure or any derivation thereof and its application and use on an exclusive basis in the states of Texas, California, Florida and Nevada (subject to pre-existing licensing rights which have been provided by EM3 in such jurisdictions), and on a non-exclusive basis throughout the rest of the world.

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

(5)Prior Asset Acquisition

On November 16, 2020, the Company closed an Asset Purchase and Sales Agreement with Razor Jacket, LLC (“Razor Jacket”), an Oregon based supplier of isolate and related products and its owners, with an effective date of November 1, 2020 (the “RJ Agreement”). Pursuant to the terms of the RJ Agreement, we purchased the intellectual property owned by Razor Jacket and the related equipment owned by the two members of Razor Jacket for a total purchase price of: (a) $300,000 in cash, paid at closing; (b) 25,000 shares of restricted common stock, issued at closing; and (c) the right for the sellers to earn up to 16,500,000 shares of our Series A of preferred stock, which are convertible into common stock on a one-for-25 basis, subject to certain conditions. The acquired equipment has been shipped to a secure location in Texas, where it is awaiting installation in a new location in that area (see Note 6).

The Company has accounted for this transaction as an acquisition of assets at fair value, pursuant to the provisions of Accounting Standards Codification (ASC) 805-50. Accordingly, we have accounted for each component of the purchase price as follows:

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

(6)Property and Equipment

As of June 30, 2023, and December 31, 2022, the Company had the following balances of property and equipment:

	June 30, 2023	December 31, 2022
Equipment purchased from Razor Jacket, LLC and awaiting installation in the Company’s facilities in Addison, Texas	$500,000	$500,000
Equipment located in the Company’s facilities in Dallas, Texas	221,412	221,412
Leasehold improvements in progress at the Company’s new facilities in Addison, Texas	630,160	840,591
Leasehold improvements in the Company’s existing facilities in Dallas, Texas	2,500	2,500
Total property and equipment	1,354,072	1,564,503

Less: Accumulated depreciation	(65,313)	(53,327)
Net property and equipment	$1,288,759	$1,511,176

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 8). As of December 31, 2022, the Company was in the process of building out this space, while obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, however, the Company recently suspended such activities pending a determination of the feasibility of continuing the project. As of June 30, 2023, the Company had capitalized leasehold improvements in progress at the new location in the amount of $630,160, of which $100,000 had not been paid and is reflected in Accounts Payable as of that date. Based on the current facts and circumstances of this matter as well as management’s assessment of the situation in accordance with current accounting standards, the Company believes that the recent suspension of the project is largely temporary at this point and has not caused an impairment in the value of such capital costs. Since part of the Company’s decision to delay the project is based on permitting issues, the timing of which can often be unpredictable, it is difficult to project when such delay will terminate. In the meantime, however, we will continue to monitor the situation for any indication of potential impairment.

The equipment purchased from Razor Jacket, LLC in November 2020 has been shipped to a secure location in Texas, where it is awaiting installation in the new location, referenced above, or in a possible alternate location (see Note 5).

(7)Notes Payable

As of June 30, 2023 and December 31, 2022, the Company had the following note payable obligations:

	June 30, 2023	December 31 2022
Non-Related Parties
Convertible debenture issued to an accredited investor on August 4, 2021, in principal amount of $1,941,176, original issue discount of 15%, convertible at option of investor into a total of 194,118 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	$1,941,176	$1,941,176

Convertible debenture issued to an accredited investor on May 31, 2022, in principal amount of $411,764, original issue discount of 15%, convertible at option of investor into a total of 41,176 shares of common stock at $10.00 per share, payable upon earlier of a qualified offering, uplisting on national exchange, convertible at 25% discount to the price per share of common stock in a qualified offering, past due nominal maturity.	411,764	411,764

Convertible promissory notes issued to an accredited investor on November 15, 2019, maturing in 5 years, accruing interest at 5% per annum, convertible into common stock at $1.25 per share.	150,000	150,000

Other short term notes issued to various affiliates of the former owners of Power Blockchain for acquisition of Treasury Stock, computers and equipment, and working capital financing, at stated interest rates of 10%. Amended on November 15, 2019, to be convertible into common stock at $1.25 per share. Of this amount, $23,700 pertains to a related party.	48,386	48,386

Promissory note issued to an institutional investor on March 8, 2022, accruing interest at approximately 8% per annum, due in one year, in default and fully converted as of June 30, 2023.	-	70,104

Convertible note issued to an accredited investor on July 25, 2022, net of unamortized debt discount of $4,933 and partial conversion of $12,000 (see further discussion below).	57,317	33,603

Convertible note issued to an accredited investor on February 3, 2023, net of unamortized debt discount of $32,401 (see further discussion below).	21,849	-
Related Parties
Unsecured advances received from two officers beginning in May 2021 and continuing through March 2023, accruing interest at 1% per annum, payable on demand.	416,860	396,902

Promissory note issued to an independent director on January 28, 2022, accruing interest at approximately 18% per annum, currently past due nominal maturity.	400,000	400,000

Total notes payable	3,447,352	3,451,935
Current portion of notes payable	(3,297,352)	(3,301,935)
Long term portion of notes payable	$150,000	$150,000

Future maturities of notes payable as of June 30, 2023, without taking into account the unamortized debt discount, are as follows:

Year ending June 30, 2024	$3,334,686
Year ending June 30, 2025	150,000
$3,484,686

On August 4, 2021, the Company closed what was originally contemplated to be a short-term bridge loan with an institutional investor in the gross amount of $1,941,176. The closing of this bridge loan resulted in net proceeds to the Company of $1,650,000, after deducting the 15% original issue discount. The Company accreted such discount as a non-cash charge to interest expense over the original term of the loan, which was extended in May 2022, as further discussed below. Additionally, we granted the investor warrants to purchase a total of 194,118 shares of our common stock at an exercise price of $10.00 per share for a period of five years, which was extended by two years in May 2022, as further discussed below. The bridge loan is in the form of a debenture which is convertible into shares of the Company’s common stock at the lower of:

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

The two tranches of Common Stock Purchase Warrants that we have granted to the investor in August 2021 and May 2022, as well as a grant of warrants that we made in August 2021 to the placement agent for the bridge loan to purchase a total of 9,706 shares of our common stock at an exercise price of $10.00 per share, with substantially similar terms, are subject to certain ownership limitations and adjustment provisions. These warrants also require the Company, at the holder’s option, following a Fundamental Transaction (as defined in the agreement), to purchase the warrants from the holder in cash, based on the Black Scholes value (as calculated pursuant to the terms of the warrant).  As a result of this provision, the Company accounted for the issuance of the initial tranche of 203,824 warrants in August 2021 (including 9,706 shares to the placement agent) as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, the warrant liability was valued at issuance in the amount of $1,717,213 and has been subsequently adjusted to its current fair value as of each quarterly reporting date. As of June 30, 2023, we adjusted the warrant liability to its current fair value of $10,395, based on the Black Scholes model, resulting in a gain on warrant liability of $130,220 that was recorded in our statement of operations for the six months ended June 30, 2023.

The Company has also accounted for the issuance of the additional tranche of 388,236 warrants in May 2022 as a liability recorded at fair value in accordance with ASC 480-10. Using the Black Scholes model, such warrant liability was valued at issuance in the amount of $756,285. This liability was recorded as a discount to the convertible debt of $350,000 with the excess $406,285 expensed as interest. The Company is accreting the debt discount, along with the original issue discount on the convertible debt, to interest expense over the term of the convertible debenture and such debt discount was fully accreted as of September 1, 2022. As of June 30, 2023, we adjusted the warrant liability to its current fair value of $19,800, based on the Black Scholes model, resulting in a gain on warrant liability of $348,178 that was recorded in our statement of operations for the six months ended June 30, 2023.

Prior to obtaining the bridge loan noted above, the Company received a series of unsecured cash advances from two of its officers beginning in May 2021 through June 2023, in the net amount of $416,860. These related party advances accrue interest at the rate of 1% per annum and are payable on demand. Such advances were originally expected to be repaid out of the proceeds of a planned public or private offering of the Company’s equity, however, no assurance can be given that the Company will be successful in achieving a closing of such an offering.

On February 3, 2023, the Company closed a short-term loan with an institutional investor in the gross amount $54,250. The closing of this loan resulted in net proceeds to the Company of approximately $50,000, after deducting the original issue discount and transaction fees. The note has a maturity date of one year after the date of issuance and bears interest at a rate of 9% per annum, which is not due until maturity. At the option of the investor, the note may be converted into shares of the Company’s common stock at a conversion price equal to the greater of (a) $0.000075 per share; and (b) 65% of the average closing bid price of the Company’s common stock, on the principal securities exchange or market where the Company’s common stock is then quoted or traded, for the three (3) lowest trading prices during the fifteen (15) Trading Day period ending on the latest complete trading day prior to the conversion date. The Company determined that the conversion feature of the note required the recognition of a derivative liability upon issuance and calculated the fair value of the derivative liability, using the Black Scholes model, to be $63,570. Accordingly, the Company has recognized a derivative liability in that amount offset by a debt discount which it is amortizing over the one year term of the note. As of June 30, 2023, we adjusted the derivative liability to its current fair value, resulting in a gain on derivative liability of $9,496 that was recorded in our statement of operations for the six months ended June 30, 2023.

On July 25, 2022, the Company entered into an agreement with the same accredited investor (the “Buyer”) with respect to a Convertible Promissory Note (the “Note”) issued by the Company to the Buyer in the amount of $74,250. The Note has a maturity date of one year after the date of issuance and bears interest at a rate of 9% per annum, which is not due until maturity. At the option of the Buyer, the Note may be converted into shares of the Company’s common stock, beginning 180 days following the date of issuance. Under this option, the conversion price shall be subject to a discount of 35%, based on the average of the three (3) lowest closing bid prices for the Common Stock during the prior fifteen (15) trading day period. The Buyer will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time. The Company determined that the conversion feature of the Note required the recognition of a derivative liability upon issuance. As of July 25, 2022, the Company calculated the fair value of the derivative liability, using the Black Scholes model, to be $72,020. Accordingly, the Company has recognized a derivative liability in that amount offset by a debt discount. The Company is amortizing the debt discount over the one year term of the Note. As of May 26, 2023, the Buyer elected to convert $12,000 of the note principal into 349,854 shares of our common stock at the calculated conversion rate. As of June 30, 2023, we adjusted the derivative liability to its current fair value, resulting in a gain on derivative liability of $40,955 that was recorded in our statement of operations for the six months ended June 30, 2023.

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

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020. As of June 30, 2023, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $53,568, remain outstanding and are available to be subsequently converted into 182,602 shares of common stock, subject to the ownership limitation (see Note 9).

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

•The Company entered into an amendment with the holders of existing non-convertible notes in the total principal amount of $732,835 (out of a total of $756,535) whereby such notes will remain outstanding and continue to accrue interest with deferral of the maturity dates being extended for one year or until the Company had raised an additional $500,000 of new equity securities, at which time, the principal and accrued interest was to be converted into common stock at a conversion price of $1.25 per share (of the total notes amended, notes in the amount of $708,150 have been converted into common stock through June 30, 2023, as a result of such $500,000 equity raise threshold being met).

With respect to the transactions noted above, the Company performed an analysis of the newly issued convertible notes and the newly amended existing notes, which were formerly non-convertible in accordance with then applicable accounting standards. As a result, we determined that no adjustment to the amended notes were required.

(8)Long Term Lease Obligation

Effective October 1, 2021, the Company entered into a lease agreement with a landlord to lease 8,566 square feet of commercial office building space located in Addison, Texas (see Note 6). The lease agreement is for a total term of 63 months, beginning October 1, 2021 and ending December 31, 2026. As of December 31, 2022, the Company was in the process of building out this space, while obtaining any necessary governmental approvals, with the intention of utilizing it as its corporate office as well as its aerosol filling laboratory and isolate manufacturing facility, however, the Company recently suspended such activities pending a determination of the feasibility of continuing the project. We are accounting for the lease agreement as an operating lease under ASU 2016-02, Leases (Topic 842). Accordingly, the Company has capitalized the present value of the future lease obligations and is amortizing the related right-of-use asset on a straight-line basis each month over the term of the lease.

Due to our recent liquidity situation, we have been in arrears in the payment of the monthly rent, however, the landlord has not declared us to be in default of the lease agreement and currently we are in discussion with landlord to renegotiate lease terms. Therefore, we have reflected such unpaid amounts in accounts payable as of June 30, 2023. As a result of our recent decision to temporarily suspend the build out of this leased space, as noted above, management has also performed an assessment of the net book cost of the right-of-use asset, similar to the assessment that was performed with respect to the capitalized costs of the improvements that have been made in the leased space, in accordance with current accounting standards, and believes that the recent temporary suspension of the project has not caused an impairment in the value of such asset (see Note 6).

Total operating lease minimum payments, together with their present values as of June 30, 2023, are summarized as follows:

Year ending December 31, 2023	$44,972
Year ending December 31, 2024	102,792
Year ending December 31, 2025	107,075
Year ending December 31, 2026	111,358
Total future minimum lease payments	366,197
Less amounts representing interest	(27,655)
Present value of lease liability	338,542
Current portion of operating lease liability	(100,650)

Long-term portion of operating lease liability	$237,892

As of June 30, 2023, the operating lease right-of-use asset and operating lease liabilities were $297,619 and $338,542, respectively. The long-term portion of the operating lease liabilities, $237,892, is included in long-term obligations. As of June 30, 2023, the weighted-average discount rate for this operating lease was 5%. The future operating lease payments are guaranteed by a senior employee of the Company.

(9)Stockholders’ Equity

Effective January 13, 2020, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to increase the total authorized shares of common stock of the Company from 200 million shares to 750 million shares, which was later increased to 800 million shares on June 30, 2022 (see Note 2), and to authorize 100 million shares of “blank check” preferred stock of the Company. Subsequently, the Company filed three separate designations of preferred stock with the Secretary of State of Nevada, beginning in November 2020, designating 16,500,000 shares of Series A preferred stock, 2,000,000 shares of Series B preferred stock, and 8,500,000 shares of Series C preferred stock, however, no shares of preferred stock have been issued to date.

In May 2023, the Company executed a subscription agreement with an accredited investor for the private sale of 400,000 shares of restricted common stock to the investor at a price of $0.10 per share. The $40,000 proceeds of this sale were used for working capital purposes. Pursuant to the subscription agreement, the Company also granted the investor an equal number of warrants to purchase additional shares of common stock at a price of $1.00 per share, which is only exercisable if the volume weighted average price of common stock exceeds $1.00 per share for a three day period.

During the six months ended June 30, 2023, two holders of our convertible notes elected to convert some of their debt into shares of our common stock at the applicable conversion rates at the time of each conversion.  In the first instance, the holder of a note on which we had defaulted in December 2022, elected to convert the remaining principal balance of $70,104, plus an additional default penalty of $42,552, into 317,803 shares of our common stock. In the second instance, the holder of a note with a principal balance of $74,250, elected to convert $12,000 of the note into 349,854 shares of our common stock at the calculated conversion price of approximately $0.035 per share (see Note 7).

Effective April 1, 2022, the Company granted a common stock purchase warrant to a Washington, DC based firm that it has engaged to provide consulting services relating to certain federal regulatory matters. The warrant will enable the firm to purchase up to 360,000 shares of the Company’s common stock at an exercise price of $10.00 per share, or the lower of any public offering related conversion price, for a period of 10 years. The warrant is structured to be exercisable in six separate tranches of from 160,000 shares to 40,000 shares, assuming specified performance milestones are met by the firm for each tranche. Using the Black Scholes model, the Company has calculated the grant date value of this warrant to be $2,368,440. The Company will amortize this amount as stock compensation expense when the Company determines it is probable that each performance milestone will be met. As no such performance milestones have been met, the Company has not recognized any stock compensation expense applicable to such warrant of June 30, 2023.

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

Effective March 31, 2021 and August 31, 2020, the Company reached the necessary milestones to trigger the conversion of certain notes payable issued on various dates in 2018 and 2019, as amended, into shares of the Company’s common stock, at conversion prices of $1.25 to $3.25 per share, subject to a 4.99% ownership limitation for each beneficial owner of such notes. In conjunction with these conversions, the holders of notes with total principal and accrued interest balances in the aggregate amount of $794,358 converted their notes into 433,203 shares of common stock, effective March 31, 2021, and the holders of notes with total principal and accrued interest balances in the aggregate amount of $501,137 converted their notes into 400,910 shares of common stock, effective August 31, 2020. As of June 30, 2023, convertible notes payable in the amount of $174,685, plus accrued interest in the amount of $53,568, remain outstanding and are available to be subsequently converted into 182,602 shares of common stock, subject to the ownership limitation (see Note 7).

On December 29, 2020, the Board of Directors adopted, subject to the ratification by the majority shareholders, which ratification occurred pursuant to a majority shareholder consent, effective on December 30, 2020, the Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan. Effective on January 7, 2022, the Board of Directors adopted, subject to the ratification by the majority shareholders, on January 11, 2022, the First Amended and Restated Rapid Therapeutic Science Laboratories, Inc. 2020 Equity Incentive Plan (the “2020 Plan”).

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

(10)Related Party Transactions

Office services were provided without charge by our Chief Executive Officer and director, Donal R. Schmidt, Jr., from November 2019 to June 2021, at which time, the Company relocated to a new leased office location through December 2021. Pending completion of the build out of the new office and lab space in Addison, Texas (see Note 6), the Company relocated back to the office space in Dallas, Texas, provided by Mr. Schmidt, under an arrangement whereby the Company was responsible for a relatively small share of office costs during its occupancy from January 2022 to April 2023, but with no long-term financial commitment. In May 2023, the Company relocated to the residence of Mr. Schmidt in De Leon, Texas, at no incremental cost to the Company.

As indicated in Note 7, the Company has received unsecured cash advances from Mr. Schmidt and another officer, Sean Berrier, to cover corporate expenses beginning in May 2021. In addition, since the fourth quarter of 2022, Mr. Schmidt, has made other “in lieu” advances by paying certain corporate expenses on behalf of the Company via unreimbursed charges on his personal credit card. As of June 30, 2023, the net amount of all such advances was $416,860. This amount includes corporate expenses that were paid by Mr. Schmidt on behalf of the Company in the six months ended June 30, 2023 in the amount of $58,659. These related party advances accrue interest at the rate of 1% per annum and are payable on demand. Also as indicated in Note 7, the Company issued a promissory note to an independent director, Scott Suggs, for an unsecured, interest-bearing loan received from him in January 2022 in the amount of $400,000. Such note was issued to Mr. Suggs with a one year maturity, however, he has agreed to extend the maturity to a date to be determined.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company’s Board of Directors is tasked with resolving related party conflicts.

(11)Employer Tax Refund

Pursuant to tax relief granted to employers by the federal government following the impact of the Covid 19 pandemic beginning in March 2020 (see Note 1), the Company became eligible for a refund of a portion of its payroll taxes that were paid in the years ended December 31, 2020 and 2021. In January 2023, the Company applied for a refund of a portion of its 2020 and 2021 payroll taxes by amending its quarterly payroll tax returns filed in those years, using the services of a financial intermediary in the process.

As of June 30, 2023, the Company determined that its amended payroll tax returns for those periods had been approved by the taxing authority and that the Company would receive a refund of such taxes paid in the total amount of $110,038. In anticipation of this refund, the Company recognized a non-operating gain in other income and an offsetting receivable in current assets in the net amount of $82,529 as of June 30, 2023, which reflected a fee of $27,509 owing to the intermediary. In July 2023, the Company received the full amount of the anticipated refund from the taxing authority and paid the fee to the intermediary.

(12)Commitments and Contingencies

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

(13)Subsequent Events

Management has evaluated events subsequent to the six months ended June 30, 2023 up to August 14, 2023, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements, noting none.

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

•Results of Operations. An analysis of our financial results comparing the three months ended June 30, 2023, and 2022.

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

Sales to the public of our MDIs are not anticipated in 2023 because of anticipated FDA testing in connection with our planned IND filing with the FDA, as discussed below. Notwithstanding that, we plan to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the Company is approved for GMP. At that time, we plan to consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays using pharmaceutical grade isolates.

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

We ultimately plan to pursue a public offering of our securities, when and if market conditions permit, and are intending to use the proceeds of such planned offering to fund our current business operations, gain new regulatory approvals, enhance our current product, expand our sales and marketing efforts, and continue research into next generation technology. Our primary activities in the near term will be focused on working to achieve FDA approval of our CBD inhaler products which are based on our proprietary blend of isolates, both in crystalline solid and powder form. We are planning to resume manufacturing and selling of our products only when we reach this highest level of regulatory acceptance, therefore, gaining FDA approval of these devices represents the foundational building block of our current business plans.

Seeking and obtaining FDA approval of our inhalers will be a time consuming and expensive undertaking and we do not expect to be in position to achieve success in that regard before the end of 2023, at the earliest. Due to the many variables that will be involved in our planned FDA application and approval process, most of which do not lend themselves to being readily measured or quantified, we are presently unable to project our anticipated funding requirements with any degree of specificity. We believe it is conceivable that we could eventually expend a very substantial portion of the proceeds of any public offering seeking such regulatory approvals and/or may need to seek out further funding to complete such process.  Nonetheless, there can be no assurance that the FDA will ever approve our products.

Assuming the FDA does approve our products, we would expect to resume the commercial manufacturing and selling of our products to customers following such approval date, which we do not currently expect to be earlier than the end of 2024. We anticipate that, based on our plans for future development, and funding permitting, we will have the manufacturing capability to deliver a substantial volume of our inhaler products to the market within only a few months of securing final FDA approval. In order for us to be positioned to meet this objective, we will be required to recruit, hire and train additional personnel in the areas of manufacturing, logistics, sales and administration. We may not succeed in the development of any commercially viable products that will reach a significant level of acceptance in the marketplace, may not have sufficient funding to obtain FDA approval of our products, may never obtain FDA approval of our products, and may never generate significant revenues.

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

•Legal Status. Our products are not FDA approved. However, we plan to file an IND with the FDA, funding permitting, to conduct Phase 1 human clinical trials of our flagship metered dose inhaler containing CBD.  We anticipate, based upon discussions with outside consultants, an approximate 18-24-month time frame for FDA approval of our CBD MDI, provided some timeframe may be longer and we may never obtain FDA approval for any of our products. CBD is considered a drug by the FDA and no CBD product, except one prescription product, is approved by the FDA for use in humans. Nevertheless, the FDA generally has not interfered in the commercial sale of CBD products to the public unless a manufacturer or marketer of such products make therapeutic or false claims about their products. This position has been publicly stated by the FDA in writing. As such, we make no therapeutic claims whatsoever. In addition, the FDA does not consider CBD to be a dietary substance and presently may not be labeled as such. Finally, our MDI is considered a class II medical device and the FDA considers such devices, when not properly manufactured or if adulterated, to be potentially dangerous to the public at large. There are currently ongoing discussions about CBD and cannabinoids with Congress that may impact the Company’s business operations both positively and negatively.

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

Results of Operations and Financial Condition

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. As disclosed above, the Company adopted a new business strategy beginning in early 2020 focused on developing potential commercial opportunities which will involve the rapid application of therapeutics using proprietary metered dose inhaler technology that the Company has licensed from a third party. This strategy includes typical pharmaceutical type marketing efforts (e.g., marketing directly to doctors) that has been shown to work with traditional drug product type sales, versus novelty type sales, which currently include cannabidiols. We are planning on moving away from traditional internet sales and marketing and believe this transition will benefit the Company going forward. COVID-19 resulted in the Company being forced to temporarily suspend its marketing plans as the Company was not able to travel to meet with doctors directly, which COVID-19 restrictions have been eliminated. Moving forward, the range of possible impacts on the Company’s business in the event the coronavirus pandemic continues to include: (i) changing demand for the Company’s products; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets.  However, the pandemic designation has recently ended and the Company is assessing any potential factors that may continue to impact its business.  The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is continuously evolving and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks and virus mutations.

Through the date of this Report, we have been able to successfully support our operations with our cash on hand, through equity sales (which have to date been completed through private offerings), and debt borrowings. Moving forward we believe we will need to raise additional funding to support our operations which funding we anticipate being available through the sale of equity or debt, similar to our sale of a large convertible debenture, as discussed below. We also continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic. Additionally, we anticipate requiring further funds in the future to grow our operations and produce additional product lines, which funds we anticipate raising through equity offerings, and if necessary, debt.

Results of Operations for the three and six months ended June 30, 2023 compared to 2022

The following discussion reflects the Company’s revenues and expenses for the three and six month periods ended June 30, 2023 and 2022, as reported in our consolidated financial statements included in Item 1.

Three months ended June 30, 2023 versus three months ended June 30, 2022

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020. However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales in the year ended December 31, 2021.

General and Administrative Expense - General and administrative expenses for the three months ended June 30, 2023 were $97,739 compared to $122,382 in the three months ended June 30, 2022. This decrease was due to a significantly lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Depreciation Expense - Depreciation expense for the three months ended June 30, 2023 was $5,993, and was also $5,993 in the three months ended June 30, 2022. This situation reflects a consistent level of depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the three months ended June 30, 2023 was $60,831, compared to $765,590 in the three months ended June 30, 2022. This decrease was due to the prior year amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021. Gains from the change in valuation of the derivative liabilities that were initially recognized in conjunction with such convertible debentures were $128,456 and $857,127 in the three months ended June 30, 2023 and 2022, respectively. Pursuant to Covid 19 tax relief granted by the federal government, we also reported a one-time refund of prior year employer taxes in the three months ended June 30, 2023 in the amount of $82,529.

Net Income (Loss) - Net income for the three months ended June 30, 2023 was $46,422, compared to a net loss of $36,838 in the three months ended June 30, 2022, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for the cumulative  net losses due to the uncertainty of their ultimate realization.

Six months ended June 30, 2023 versus six months ended June 30, 2022

Revenues - The Company commenced limited sales of its inhaler products to customers, while still in a product development mode, on a trial basis in January 2020.  However, due to the subsequent impact of the COVID 19 pandemic, as well as other contributing factors, the Company suspended such sales in the year ended December 31, 2021.

General and Administrative Expense - General and administrative expenses for the six months ended June 30, 2023 were $190,040 compared to $905,782 in the six months ended June 30, 2022. This decrease was due to a significantly lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as various regulatory and other related expenses incurred in pursuing a new drug application with the FDA and for certain other clinical-oriented initiatives.

Depreciation Expense - Depreciation expense for the six months ended June 30, 2023 was $11,986, and was also $11,986 in the six months ended June 30, 2022. This situation reflects a consistent level of depreciation on the Company’s purchases of property and equipment beginning in September 2020.

Other Income (Expense) - Interest expense for the six months ended June 30, 2023 was $171,857, compared to $1,478,903 in the six months ended June 30, 2022. This decrease was due to the prior year amortization of the original issue debt discount and other adjustments to interest expense arising from the warrant liability recognized from the issuance of common stock warrants in conjunction with convertible debentures issued in August 2021. Gains from the change in valuation of the derivative liabilities that were initially recognized in conjunction with such convertible debentures were $529,047 and $780,082 in the six months ended June 30, 2023 and 2022, respectively. Pursuant to Covid 19 tax relief granted by the federal government, we also reported a one-time refund of prior year employer taxes in the six months ended June 30, 2023 in the amount of $82,529.

Net Income (Loss) - Net income for the six months ended June 30, 2023 was $237,693, compared to net loss of $1,616,589 in the six months ended June 30, 2022, representing the net amounts of the various revenue and expense categories indicated above. The Company has not recognized any income tax benefits for the cumulative net losses due to the uncertainty of their ultimate realization.

Liquidity and Capital Resources

Operating activities. Net cash used in operating activities for the six months ended June 30, 2023 was $49,139, compared to $634,247 in the six months ended June 30, 2022. This net decrease largely occurred due to a significantly lower level of corporate expenses incurred in seeking an uplisting of the Company’s common stock on a national securities exchange as well as to various regulatory and other related expenses incurred in pursuing a new drug.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2023 was zero, compared to $354,800 in the six months ended June 30, 2022. This decrease was largely due to the lower amounts incurred on the build out of the Company’s new laboratory space located in Addison, Texas, notwithstanding that the Company recently suspended such activities pending a determination of the feasibility of continuing the project.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2023 was $51,299, compared to $908,727 in the six months ended June 30, 2022. Our net cash provided by financing activities in the six months ended June 30, 2023 mostly resulted from a new convertible note borrowing from an institutional investor in the net amount of $50,000, after deducting an original issue discount $4,250, as well as from a private sale of common stock in the amount of $40,000. As further discussed below under “Notable Funding and Other Events,” our net cash provided by financing activities in the six months ended June 30, 2022 resulted primarily from a new convertible borrowing of $350,000 from a previous institutional investor source in addition to the issuance of two non-convertible notes, one of which came from an independent director in the amount of $400,000, and one of which was from an institutional investor in the net amount of $175,127, after deducting an original issue discount $21,873.

In order to meet short-term working capital needs beginning in the summer of 2021, the Company obtained unsecured cash advances from two of its officers (its Chief Executive Officer, Donal R. Schmidt, Jr., and its Senior Vice President) in May 2021 through June 2023 in the net amount of $416,860. Such advances are expected to be repaid out of the proceeds of a public or private offering of the Company’s equity securities, however, no assurance can be given that the Company will be successful in achieving a closing of such an offering.

As of June 30, 2023, we had a cash balance of $2,160 and a working capital deficit of approximately $4.1 million. We have not generated a net profit from the limited sales of our inhaler products beginning in early 2020 and only generated minimal revenues during the year ended December 31, 2021. Until such time that we can generate substantial net profit from operations, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations.

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

Notable Funding and Other Events

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has generated limited revenues and has suffered recurring losses totaling $10,078,456 since inception. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal controls over financial reporting (as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2022), which we view as an integral part of our disclosure controls and procedures, due to the lack of segregation of duties, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective.

The lack of segregation of duties referenced above, as well as certain inaccuracies which were noted in reconciling inventory to the general ledger, represents a material weakness in our internal controls over financial reporting.  Notwithstanding this weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended June 30, 2023.

(b) Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

We are not profitable and have incurred an accumulated deficit of $10,078,456 since our inception. We had no sales for the six months ended June 30, 2023 or for the year ended December 31, 2022. Our revenues from sales on a trial basis for the year ended December 31, 2021 and the nine month transition period ended December 31, 2020, were $534 and $130,916, respectively, consisting mostly of two large wholesale orders, in the latter period. Sales to the public of our MDIs are not anticipated in 2023 because of anticipated FDA testing in connection with the Company’s planned IND filing with the FDA. Notwithstanding that, the Company plans to explore selling pharmaceutical isolates of CBD, CBG and CBN, after the Company is approved for GMP.  At that time, the Company plans to also consider white labeling non-MDI aerosol products such as oral, nasal or topical sprays. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2023, the Company executed a subscription agreement with an accredited investor for the private sale of 400,000 shares of restricted common stock to the investor at a price of $0.10 per share.  The $40,000 proceeds of this sale were used for working capital purposes. Pursuant to the subscription agreement, the Company also granted the investor an equal number of warrants to purchase additional shares of common stock at a price of $1.00 per share, which is only exercisable if the volume weighted average price of common stock exceeds $1.00 per share for a three day period.  Other than this sale, there have been no sales of unregistered securities during the three months ended June 30, 2023 or from April 1, 2023, through the date of this Report, which have not previously been disclosed in a Current Report on Form 8-K.

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

RAPID THERAPEUTIC SCIENCE LABORATORIES, INC.

August 14, 2023	/s/ Donal R. Schmidt, Jr.
Donal R. Schmidt, Jr.
Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	/s/ D. Hughes Watler, Jr.
D. Hughes Watler, Jr.
Chief Financial Officer
(Principal Financial/Accounting Officer)